Form 10-Q
period 2017-03-31
Presidio, Inc.
filed 2017-05-12
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-38028

Presidio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2398593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Penn Plaza, Suite 2832
New York, New York 10119
(212) 652-5700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer		☐	Accelerated filer
☒	Non-accelerated filer	(Do not check if a smaller reporting company)	☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 30, 2017, there were 90,912,727 shares of common stock, $0.01 par value, outstanding.

Presidio, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Presidio, Inc.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2016	As of March 31, 2017
Assets
Current Assets
Cash and cash equivalents	$33.0	$27.8
Accounts receivable, net	503.0	449.4
Unbilled accounts receivable, net	135.7	151.9
Financing receivables, current portion	83.1	86.5
Inventory	48.3	24.1
Prepaid expenses and other current assets	68.2	67.4
Total current assets	871.3	807.1
Property and equipment, net	32.9	32.7
Equipment under operating leases, net	2.9	1.8
Financing receivables, less current portion	102.0	111.5
Goodwill	781.5	781.5
Identifiable intangible assets, net	825.5	770.3
Other assets	7.0	31.9
Total assets	$2,623.1	$2,536.8
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$7.4	$—
Accounts payable – trade	382.3	346.6
Accounts payable – floor plan	223.3	184.6
Accrued expenses and other current liabilities	167.1	168.8
Discounted financing receivables, current portion	75.3	82.1
Total current liabilities	855.4	782.1
Long-term debt, net of debt issuance costs and current maturities	1,030.6	754.0
Discounted financing receivables, less current portion	87.1	103.4
Deferred income tax liabilities	288.0	273.6
Other liabilities	15.1	33.0
Total liabilities	2,276.2	1,946.1
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at March 31, 2017, 100 shares authorized and zero shares issued and outstanding at June 30, 2016	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized and 90,882,540 shares issued and outstanding at March 31, 2017, 100,000,000 shares authorized and 71,922,836 shares issued and outstanding at June 30, 2016	0.7	0.9
Additional paid-in capital	373.9	623.5
Accumulated deficit	(27.7)	(33.7)
Total stockholders’ equity	346.9	590.7
Total liabilities and stockholders’ equity	$2,623.1	$2,536.8
See Notes to the Consolidated Financial Statements.

Presidio, Inc.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2016	2017	2016	2017
Revenue
Product	$485.0	$519.1	$1,675.4	$1,757.8
Service	101.4	109.7	285.6	330.5
Total revenue	586.4	628.8	1,961.0	2,088.3
Cost of revenue
Product	385.9	403.8	1,344.3	1,394.9
Service	76.8	82.9	223.2	259.8
Total cost of revenue	462.7	486.7	1,567.5	1,654.7
Gross margin	123.7	142.1	393.5	433.6
Operating expenses
Selling expenses	63.5	70.8	178.0	204.9
General and administrative expenses	24.6	27.9	69.5	80.7
Transaction costs	6.7	8.5	15.6	14.5
Depreciation and amortization	19.2	20.5	54.5	61.3
Total operating expenses	114.0	127.7	317.6	361.4
Operating income	9.7	14.4	75.9	72.2
Interest and other (income) expense
Interest expense	21.5	18.3	60.9	59.9
Loss on disposal of business	—	—	6.8	—
Loss on extinguishment of debt	0.8	26.9	0.9	27.7
Other (income) expense, net	—	0.1	0.2	0.2
Total interest and other (income) expense	22.3	45.3	68.8	87.8
Income (loss) before income taxes	(12.6)	(30.9)	7.1	(15.6)
Income tax expense (benefit)	(6.2)	(15.9)	3.1	(9.6)
Net income (loss)	$(6.4)	$(15.0)	$4.0	$(6.0)
Earnings (loss) per share:
Basic	$(0.09)	$(0.20)	$0.06	$(0.08)
Diluted	$(0.09)	$(0.20)	$0.06	$(0.08)
Weighted-average common shares outstanding:
Basic	71,504,578	75,374,606	70,851,186	73,064,789
Diluted	71,504,578	75,374,606	72,575,274	73,064,789
See Notes to the Consolidated Financial Statements.

Presidio, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Cash flows from operating activities:
Net income (loss)	$4.0	$(6.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of intangible assets	48.8	55.2
Depreciation of property and equipment in operating expenses	5.7	6.1
Depreciation of property and equipment in cost of revenue	4.2	4.0
Provision for sales returns and credit losses	0.6	1.6
Amortization of debt issuance costs	5.6	5.1
Loss on extinguishment of debt	0.9	27.7
Loss on disposal of business	6.8	—
Noncash lease income	(1.9)	(3.1)
Share-based compensation expense	1.8	8.9
Deferred income tax benefit	(17.7)	(14.4)
Other	(0.1)	0.3
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	23.2	37.0
Inventory	7.8	24.2
Prepaid expenses and other assets	(5.2)	(25.2)
Accounts payable – trade	(14.3)	(35.7)
Accrued expenses and other liabilities	(13.5)	10.6
Net cash provided by operating activities	56.7	96.3
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	(251.3)	—
Proceeds from collection of escrow related to acquisition of business	—	0.6
Proceeds from disposition of business	36.3	—
Additions of equipment under sales-type and direct financing leases	(58.4)	(76.3)
Proceeds from collection of financing receivables	4.8	8.8
Additions to equipment under operating leases	(2.5)	(1.6)
Proceeds from disposition of equipment under operating leases	1.0	1.4
Purchases of property and equipment	(9.9)	(8.9)
Net cash used in investing activities	(280.0)	(76.0)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	—	247.5
Payment of initial public offering costs	—	(0.7)
Proceeds from issuance of common stock under share-based compensation plans	—	0.6
Payment of future consideration on acquisitions	(10.3)	—
Deferred financing costs	(1.1)	—
Proceeds from the discounting of financing receivables	55.5	86.5
Retirements of discounted financing receivables	(1.7)	(4.4)
Net borrowings (repayments) on the receivables securitization facility	25.0	(5.0)
Repayments of senior and subordinated notes	(37.4)	(230.8)
Borrowings on term loans, net of original issue discount	142.5	—
Repayments of term loans	(19.2)	(80.5)
Net repayments on the floor plan facility	(7.3)	(38.7)
Net cash provided by (used in) financing activities	146.0	(25.5)
Net decrease in cash and cash equivalents	(77.3)	(5.2)
Cash and cash equivalents:
Beginning of the period	88.3	33.0
End of the period	$11.0	$27.8

	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$62.0	$68.7
Income taxes, net of refunds	$23.3	$2.6
Reduction of discounted lease assets and liabilities	$62.3	$65.3
Initial public offering costs not yet paid	$—	$6.5
See Notes to the Consolidated Financial Statements.

Presidio, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2016	—	$—	71,922,836	$0.7	$373.9	$(27.7)	$346.9
Common stock issued for initial public offering, net of underwriting discounts and commissions	—	—	18,766,465	0.2	247.3	—	247.5
Costs related to initial public offering	—	—	—	—	(7.2)	—	(7.2)
Common stock issued for awards under share-based compensation plans	—	—	193,239	—	0.6	—	0.6
Net loss	—	—	—	—	—	(6.0)	(6.0)
Share-based compensation expense	—	—	—	—	8.9	—	8.9
Balance, March 31, 2017	—	$—	90,882,540	$0.9	$623.5	$(33.7)	$590.7

See Notes to the Consolidated Financial Statements.

Presidio, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., a Delaware corporation, through its subsidiaries (collectively, the “Company”, “we” and “our”) is a leading provider of information technology (“IT”) solutions to the middle market in North America, assisting clients as they harness technology innovation and simplify IT complexity to digitally transform their businesses and drive return on IT investment. Our Digital Infrastructure, Cloud and Security solutions enable our middle market, enterprise and government clients to take advantage of new digital revenue streams, omnichannel customer experience models, and the rich data insights generated by those interactions. We deliver this technology expertise through a full life-cycle model of professional, managed, and ongoing support services, including strategy, consulting, design and implementation.

The Company is headquartered in New York, New York and all of its direct and indirect subsidiaries are located in the United States.

Stock Split

On February 24, 2017, the Company's Board of Directors declared a 2-for-1 stock split of the Company’s common stock in the form of a stock dividend payable on each share of common stock issued and outstanding as of February 24, 2017. The number of shares subject to and the exercise price of the Company’s outstanding options were adjusted to equitably reflect the split. All common stock share and per-share data included in these financial statements give effect to the stock split and have been adjusted retroactively for the periods presented.

Initial Public Offering

In March 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.  The Company received net proceeds of $247.5 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO.  In addition, the Company incurred $7.2 million of offering expenses in connection with the IPO, of which $6.5 million had not been paid as of March 31, 2017.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission ("SEC") rules and regulations for interim reporting periods. The consolidated financial statements do not include all disclosures normally made in annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2016 included within the Company's prospectus dated March 10, 2017 pursuant to Rule 424(b) of the Securities Act (the "March 10, 2017 Prospectus"). All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All other adjustments are of a normal recurring nature.

The Company has evaluated subsequent events through the issue date of these consolidated financial statements.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Presidio, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for items and matters, including, but not limited to, revenue recognition, asset residual values, partner incentive rebate programs, goodwill, identifiable intangible assets, measurement of income tax assets and liabilities, and provisions for doubtful accounts, credit losses, inventory obsolescence and other contingencies. Actual results could differ from management’s estimates.

Other Comprehensive Income (Loss)

The Company did not have any components of other comprehensive income (loss) for any of the periods presented.

Recent Accounting Pronouncements Adopted During the Period

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice regarding the presentation of eight specific cash flow situations and to provide additional accounting guidance to reduce that diversity. These situations include, but are not limited to, debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination. The standard has an effective date for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard in the current period which requires retrospective application for all periods presented. The adoption of this standard resulted in $21.5 million of debt extinguishment costs incurred by the Company in the current period being presented as a financing cash outflow in the consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides areas for simplification in the accounting for share-based payment transactions. Areas included for simplification include, but are not limited to, accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, and minimum statutory withholding. The standard has an effective date for public companies for annual periods beginning after December 15, 2016 and interim periods within these annual periods, with early adoption permitted. The Company elected to early adopt this standard in the second quarter ended December 31, 2016. Early adoption of this standard requires that adjustments be reflected back to the beginning of the fiscal year. Adopting this standard had an immaterial impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the additional accounting pronouncements not yet adopted as of June 30, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) along with subsequent clarifying ASUs issued in 2015 and 2016, which outline a single, comprehensive model for accounting for revenue from contracts with customers. As amended, the standard will be effective for the Company beginning in its first quarter of the fiscal year ending June 30, 2018. The Company has formed an internal committee which is overseeing the assessment and implementation process associated with the adoption of this standard. The Company continues to assess the impact of the standard on the timing and amount of revenue recognized by the Company, including the impact of the modifications to principal versus agent considerations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As the Company is still evaluating the impact of the standard, we have not yet elected an adoption method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the Company beginning in its first quarter of the fiscal year ending June 30, 2019. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements. The adoption of the standard is not expected to have a material impact on the Company’s leasing business from a lessor perspective.

Note 2. Acquisitions

Netech Corporation

In August 2016, the Company collected the $0.6 million that was due back to the Company from escrow accounts as a result of final post-closing purchase price adjustments related to the net working capital as of the closing date of February 1, 2016.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2016	March 31, 2017
Partner incentive program receivable	$27.3	$13.9
Prepaid income taxes	10.4	8.1
Deferred product costs	5.3	32.3
Other prepaid expenses and other current assets	25.2	13.1
Total prepaid expenses and other current assets	$68.2	$67.4

Note 4. Financing Receivables and Operating Leases

The Company records the lease receivables related to discounted sales-type or direct financing leases as financing receivables, and the related liability resulting from discounting customer payment streams as discounted financing receivables, in the Company’s consolidated balance sheets. Discounted customer payment streams are typically collateralized by a security interest in the underlying assets being leased.

Financing receivable – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of June 30, 2016 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$168.5	$18.4	$186.9
Estimated net residual values	—	7.9	7.9
Unearned income	(7.4)	(1.6)	(9.0)
Provision for credit losses	—	(0.7)	(0.7)
Total, net	$161.1	$24.0	$185.1
Reported as:
Current	$74.4	$8.7	$83.1
Long-term	86.7	15.3	102.0
Total, net	$161.1	$24.0	$185.1
Discounted financing receivables:
Nonrecourse	$159.2	$—	$159.2
Recourse	1.0	—	1.0
Total	$160.2	$—	$160.2
Reported as:
Current	$73.9	$—	$73.9
Long-term	86.3	—	86.3
Total	$160.2	$—	$160.2

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of March 31, 2017 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$197.3	$4.3	$201.6
Estimated net residual values	—	7.2	7.2
Unearned income	(9.4)	(0.8)	(10.2)
Provision for credit losses	—	(0.6)	(0.6)
Total, net	$187.9	$10.1	$198.0
Reported as:
Current	$82.4	$4.1	$86.5
Long-term	105.5	6.0	111.5
Total, net	$187.9	$10.1	$198.0
Discounted financing receivables:
Nonrecourse	$184.4	$—	$184.4
Recourse	—	—	—
Total	$184.4	$—	$184.4
Reported as:
Current	$81.3	$—	$81.3
Long-term	103.1	—	103.1
Total	$184.4	$—	$184.4

The discounted financing receivables associated with sales-type and direct financing type leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with operating leases, which is discussed below.

Operating leases – Equipment under operating leases and accumulated depreciation were as follows (in millions):

	June 30, 2016	March 31, 2017
Equipment under operating leases	$5.6	$4.7
Accumulated depreciation	(2.7)	(2.9)
Total equipment under operating leases, net	$2.9	$1.8

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.3 million and $0.6 million for the three months ended March 31, 2017 and 2016 and $1.3 million and $1.9 million for the nine months ended March 31, 2017 and 2016, respectively.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2016	March 31, 2017
Discounted operating leases:
Current	$1.4	$0.8
Noncurrent	0.8	0.3
Total	$2.2	$1.1

The discounted financing receivables associated with operating leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 5. Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2016	March 31, 2017
Furniture and fixtures	3 to 7 years	$4.7	$5.2
Equipment	3 to 7 years	18.1	21.0
Software	3 years	14.4	17.8
Leasehold improvements	Life of lease	11.2	13.0
Total property and equipment		48.4	57.0
Accumulated depreciation and amortization		(15.5)	(24.3)
Total property and equipment, net		$32.9	$32.7

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.1 million and $1.8 million for the three months ended March 31, 2017 and 2016 and $6.1 million and $5.7 million for the nine months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and managed cloud contracts that is included in cost of service revenue within the Company’s consolidated statements of operations was $0.9 million and $0.9 million for the three months ended March 31, 2017 and 2016 and $2.7 million and $2.3 million for the nine months ended March 31, 2017 and 2016, respectively.

Note 6. Goodwill and Identifiable Intangible Assets

Goodwill

There were no changes to the goodwill balance during the period from June 30, 2016 to March 31, 2017.

The Company performed an assessment as of March 31, 2017 to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount. Based on the results of this assessment, the Company determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. As a result, the Company concluded that its goodwill was not impaired. The Company did not identify or record any impairment losses related to its goodwill during any of the periods presented.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2016 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(89.4)	$613.8
Developed technology	5	3.6	(0.9)	2.7
Non-compete agreements	1	0.6	(0.6)	—
Trade names	2	5.1	(1.1)	4.0
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$917.5	$(92.0)	$825.5

Identifiable intangible assets consisted of the following as of March 31, 2017 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(142.2)	$561.0
Developed technology	5	3.6	(1.4)	2.2
Noncompete agreements	1	0.6	(0.6)	—
Trade names	2	5.1	(3.0)	2.1
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$917.5	$(147.2)	$770.3

Amortization associated with intangible assets was $18.4 million and $17.4 million for the three months ended March 31, 2017 and 2016 and $55.2 million and $48.8 million for the nine months ended March 31, 2017 and 2016, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.9 years and 8.7 years as of March 31, 2017 and June 30, 2016, respectively.

From June 30, 2016 through the date of the consolidated financial statements, no significant events have occurred that would lead us to believe that the indefinite-lived trade names were more likely than not impaired.

Based on the finite-lived intangible assets recorded at March 31, 2017, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2017 (remaining three months)	$18.4
2018	72.5
2019	71.1
2020	70.8
2021	70.4
2022 and thereafter	262.1
Total	$565.3

Note 7. Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio, LLC and subsidiaries. As of March 31, 2017 and June 30, 2016, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $184.6 million and $223.3 million as of March 31, 2017 and June 30, 2016, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2016	March 31, 2017
Accrued compensation	$66.1	$59.3
Accrued interest	21.4	7.4
Accrued equipment purchases/vendor expenses	27.5	41.5
Accrued non-income taxes	12.2	9.1
Customer deposits, current portion	8.8	5.9
Unearned revenue	30.8	43.8
Other accrued expenses and current liabilities	0.3	1.8
Total accrued expenses and other current liabilities	$167.1	$168.8

Note 9. Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2016	March 31, 2017
Revolving credit facility	$—	$—
Receivables securitization loan	5.0	—
Term loan facility, due February 2022	732.3	651.9
Senior notes, 10.25% due February 2023	222.5	125.0
Senior subordinated notes, 10.25% due February 2023	111.8	—
Total long-term debt	1,071.6	776.9
Unamortized debt issuance costs	(33.6)	(22.9)
Total long-term debt, net of debt issuance costs	$1,038.0	$754.0
Reported as:
Current	$7.4	$—
Long-term	1,030.6	754.0
Total long-term debt, net of debt issuance costs	$1,038.0	$754.0

As of March 31, 2017, there were no outstanding borrowings on the revolving credit facility and there were $1.5 million in letters of credit outstanding. The Company was in compliance with the covenants and had $48.5 million available for borrowings under the facility as of March 31, 2017.

As of March 31, 2017, there were no outstanding borrowings under the receivables securitization facility. The Company had $159.4 million available under the receivables securitization facility based on the collateral available as of March 31, 2017.

February 2015 Term Loan

On December 30, 2016, the Company made a $25.0 million voluntary prepayment on the term loan, resulting in a $0.8 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

On January 19, 2017, the terms of the February 2015 Credit Agreement were amended pursuant to Incremental Assumption Agreement and Amendment No. 4 (the “January 2017 Amendment”) to, among other things, lower the applicable margin for all term loans outstanding under the February 2015 Credit Agreement to 3.50% in the case of LIBOR rate borrowings and 2.50% in the case of base rate borrowings. In addition, the January 2017 Amendment provided that from and after the date that Presidio Holdings Inc. ("Presidio Holdings") delivers a certificate to the administrative agent certifying that (i) a qualifying initial public offering has occurred and (ii) as of the date of such certificate, the net total leverage ratio, calculated on a pro forma basis, is less than 4.00 to 1.00, the applicable margin for term loans outstanding under the February 2015 Credit Agreement would be reduced by an additional 0.25%. In addition, the January 2017 Amendment reset the amortization payments at a rate of 1.00% per annum, payable quarterly on the principal amount of term loans outstanding as of the date of the January 2017 Amendment, which principal amount was $703.6 million.

Pursuant to the January 2017 Amendment, on March 16, 2017 the Company delivered the certificate to the administrative agent certifying that (i) a qualifying initial public offering had occurred and (ii) as of the date of such certificate, the net total leverage ratio, calculated on a pro forma basis, was less than 4.00 to 1.00, which reduced the applicable margin for term loans outstanding under the February 2015 Credit Agreement by an additional 0.25%.

On March 31, 2017, the Company made a $50.0 million voluntary prepayment on the term loan, resulting in a $1.6 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

Senior and Senior Subordinated Notes

On February 15, 2017, the Company entered into a senior subordinated notes purchase agreement with Deutsche Bank AG, who was the holder of 100% of the outstanding senior subordinated notes originally issued on February 2, 2015 (the "Senior Subordinated Notes"), pursuant to which the Company agreed to use the net proceeds of the IPO to repurchase, and Deutsche Bank AG agreed to sell, all of the outstanding Senior Subordinated Notes at the Senior Subordinated Notes Repurchase Price as defined in the indenture.

On March 15, 2017 (the “Repurchase Date”), the Company used proceeds from the initial public offering, together with cash on hand, to repurchase from the holder thereof and cancel all of the $111.8 million in aggregate principal amount of outstanding 10.25% Senior Subordinated Notes at a repurchase price equal to 110.25% of the principal amount of the Senior Subordinated Notes being repurchased, plus accrued and unpaid interest to, but excluding, the Repurchase Date. In connection with the cancellation, the Company satisfied and discharged its obligations under the indenture. As a result of the repurchase and cancellation of the Senior Subordinated Notes, the Company recorded a $13.5 million loss on extinguishment of debt which includes the repurchase premium of $11.5 million and the write-off of $2.0 million of related debt issuance costs.

On February 17, 2017, the Company provided notice to the trustee of the senior notes originally issued on February 2, 2015 (the "Senior Notes") that on March 20, 2017 (the “Redemption Date”), the Company intended to redeem up to $97.5 million in aggregate principal amount of its 10.25% Senior Notes, subject to the satisfaction or waiver of certain conditions.

Pursuant to the IPO, such conditions had been satisfied and so on March 20, 2017, $97.5 million in aggregate principal amount of the Senior Notes were redeemed at a redemption price equal to 110.25% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. As a result of the redemption of the $97.5 million in aggregate principal amount of Senior Notes, the Company recorded a $11.8 million loss on extinguishment of debt which includes the redemption premium of $10.0 million and the write-off of $1.8 million of related debt issuance costs.

Note 10. Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and unbilled receivables, accounts payable – trade, accounts payable – floor plan, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. Additionally, the Company’s financing receivables, and acquisition-related liabilities were measured at their respective fair values upon initial recognition.

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2016 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Receivable securitization facility	$5.0	$—	$—	$5.0
Term loan	732.3	—	714.0	—
Senior notes	222.5	—	227.6	—
Senior subordinated notes	111.8	—	115.7	—
Total	$1,071.6	$—	$1,057.3	$5.0

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of March 31, 2017 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loan	$651.9	$—	$657.6	$—
Senior notes	125.0	—	138.1	—
Total	$776.9	$—	$795.7	$—

The fair value of the Company’s term loan, senior notes and senior subordinated notes are estimated based on quoted market prices for the debt which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans, senior notes and senior subordinated notes excludes unamortized debt issuance costs.

For certain of the Company’s nonfinancial assets, including goodwill, intangible assets, and property and equipment the Company may be required to assess the fair values of these assets, on a recurring or nonrecurring basis, and record an impairment if the carrying value exceeds the fair value. In determining the fair value of these assets, the Company may use a combination of valuation methods which include Level 3 inputs. For the periods presented, there were no impairments charges.

Note 11. Commitments and Contingencies

Claims and assessments – In the normal course of business, the Company is subject to certain claims and assessments that arise in the ordinary course of business. The Company records a liability when the Company believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect the consolidated results of operations or financial position of the Company.

On July 14, 2015, the Company received a subpoena from the Office of Inspector General for the General Services Administration (“GSA”) seeking various records relating to GSA contracting activity by us during the period beginning in April 2005 through the present. The subpoena is part of an ongoing law enforcement investigation being conducted by the GSA and requests a broad range of documents relating to business conduct in the GSA Multiple Award Schedule program. The Company is fully cooperating with the Inspector General in connection with the subpoena.

On March 11, 2016, the Company received a subpoena from the Office of Treasury Inspector General for Tax Administration for the Department of the Treasury seeking various records from January 1, 2014 through the present, relating to Company contracts with the Internal Revenue Service as well as the Company’s interactions with other parties named in the subpoena who were involved in such contracts. The Company is fully cooperating with the Treasury Inspector General in connection with the subpoena.

As these matters are ongoing, the Company is unable to determine their likely outcome and is unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for these matters has been recorded.

Note 12. Share-based Compensation

Effective as of February 24, 2017, the Company's Board of Directors adopted the Amended and Restated 2015 Long Term Incentive Plan (the “2015 LTIP”), the 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Employee Stock Purchase Plan (the “ESPP”). Following the adoption of the 2017 LTIP Plan, no additional grants will be made under the 2015 LTIP. The first offering period for the ESPP starts April 1, 2017.

2017 Long-Term Incentive Plan

The 2017 LTIP authorized the issuance of up to 7,200,000 shares of common stock pursuant to the grant or exercise of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. The maximum number of shares of common stock that may be delivered pursuant to incentive stock options is 1,600,000 shares of common stock. In addition, no participant may be granted stock options or stock appreciation rights covering in excess of 1,600,000 shares, restricted stock, restricted stock units, or performance stock units covering in excess of 550,000 shares, or other long-term incentive awards covering in excess of 550,000 shares, in each such case, during any given fiscal year of the Company. Furthermore, no non-employee director may be granted awards under the 2017 LTIP that have a grant date fair value in excess of $500,000 in any given fiscal year.

The 2017 LTIP has a term of ten years from the date of its adoption by our Board of Directors. The Board of Directors may amend, alter, or discontinue the 2017 LTIP, but no amendment, alteration, or discontinuance may materially impair the rights of an equity award previously granted under the 2017 LTIP without the award holder’s consent.

As indicated above, several types of awards are available for grant under the 2017 LTIP. As of March 31, 2017, only nonqualified stock options have been granted pursuant to the 2017 LTIP as discussed further below.

Stock Options and Stock Appreciation Rights - Stock options granted under the 2017 LTIP may either be incentive stock options or nonqualified stock options. Stock appreciation rights granted under the plan may either be granted alone or in tandem with a stock option. The exercise price of stock options and stock appreciation rights cannot be less than 100% of the fair market value of the stock underlying the stock options or stock appreciation rights on the date of grant. Optionees may pay the exercise price in cash or by “cashless exercise” through a broker or by withholding shares otherwise receivable on exercise. The term of stock options and stock appreciation rights may not have a term longer than ten years from the date of grant. Generally, and subject to the terms of the applicable award agreement, unvested stock options and stock appreciation rights will terminate upon the termination of employment and vested stock options and stock appreciation rights will remain exercisable for 90 days after the award holder’s termination for any other reason. Vested stock options and stock appreciation rights also will terminate upon the award holder’s termination for cause (as defined in the 2017 LTIP). Stock options and stock appreciation rights are transferable only by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order or, in the case of nonqualified stock options or stock appreciation rights, as otherwise expressly permitted by the committee including, if so permitted, pursuant to a transfer to the participant’s family members, to a charitable organization, whether directly or indirectly, or by means of a trust or partnership or otherwise.

Nonqualified Stock Option Activity

During the nine months ended March 31, 2017, pursuant to the 2015 LTIP, the Company issued 96,734 Tranche A and 96,736 Tranche B and C nonqualified stock options. On March 9, 2017, 1,813,060 nonqualified stock options were granted under the 2017 LTIP Plan ("2017 LTIP Grants"). The 2017 LTIP Grants vest in four equal installments on each of the first four anniversaries of the grant date, subject to continued service through such vesting date.

During the nine months ended March 31, 2017, there were 193,239 Tranche A and Rollover options exercised and 131,744 Tranche A and Rollover options cancelled or forfeited. As of March 31, 2017, 5,073,327 Rollover and Trance A options were outstanding, of which 2,831,547 were vested.

During the nine months ended March 31, 2017, there were 147,786 Tranche B and C options canceled or forfeited. As of March 31, 2017, the market condition for vesting the Tranche B and C options had not been met and none of the 3,483,662 options outstanding were vested.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense and realized tax benefits upon exercise as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2016	2017	2016	2017
Selling expenses	$0.2	$3.4	$0.9	$3.9
General and administrative expenses	0.4	4.5	0.9	5.0
Total	$0.6	$7.9	$1.8	$8.9
Tax benefits realized	$—	$0.6	$—	$0.6

The occurrence of the initial public offering satisfied the performance condition associated with the Tranche B and C options and as a result, the Company recognized $7.3 million in compensation expense associated with these awards during the three months ended March 31, 2017. As of March 31, 2017, there was no unrecognized compensation expense related to the Tranche B and Tranche C options as all compensation expense was recognized in connection with the initial public offering.

As of March 31, 2017, there was $11.1 million of unrecognized compensation costs, comprised of $2.2 million related to Tranche A awards from the 2015 LTIP and $8.9 million related to the 2017 LTIP Grants.

Note 13. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of common stock will not have cumulative voting rights in the election of directors. Holders of common stock are entitled to ratably receive dividends if, and when dividends are declared from time to time by our Board of Directors out of funds legally available for that purpose, after payment of dividends required to be paid on outstanding preferred stock, if any. Under Delaware law, the Company can only pay dividends either out of “surplus” or the current or immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock. Common stock does not have preemptive or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 31, 2017, no preferred stock has been issued by the Company.

Dividends

In accordance with the terms of the credit agreements and the notes indentures, Presidio Holdings has certain limitations on its ability to declare and pay dividends. These limitations include restrictions on the transfer of cash and/or other property between Presidio LLC, Presidio Holdings and Presidio, Inc.

All dividends declared are subject to Board approval and will depend on the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations and other factors that the Company’s Board of Directors deems relevant.

Note 14. Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (“EPS”) (in millions except for share and per share data):

	Three months ended March 31,		Nine months ended March 31,
	2016	2017	2016	2017
Numerator:
Earnings (loss)	$(6.4)	$(15.0)	$4.0	$(6.0)
Denominator:
Weighted-average shares – basic	71,504,578	75,374,606	70,851,186	73,064,789
Effect of dilutive securities:
Stock options	—	—	1,724,088	—
Weighted-average shares – diluted	71,504,578	75,374,606	72,575,274	73,064,789
Earnings (loss) per share:
Basic	$(0.09)	$(0.20)	$0.06	$(0.08)
Diluted	$(0.09)	$(0.20)	$0.06	$(0.08)

The weighted average shares outstanding used to compute basic and diluted earnings per share have been adjusted to give effect to the stock split, which was effected on February 24, 2017. In addition, the weighted average shares outstanding used to compute diluted earnings per share have been further adjusted to include the dilutive impact of outstanding Tranche B and Tranche C stock options based upon market conditions as of March 31, 2017.

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2016	2017	2016	2017
Stock options excluded from EPS because of anti-dilution	5,276,580	10,370,049	388,384	10,370,049
Stock options excluded from EPS because performance or market condition has not been met	3,528,708	—	3,528,708	—
Total stock options excluded from EPS	8,805,288	10,370,049	3,917,092	10,370,049

Note 15. Income Taxes

The Company applies an estimated annual effective tax rate to the current period operating results related to ordinary income or loss in order to determine the interim provision for income taxes and recognizes tax effects outside of ordinary income discretely in the interim period in which they occur.

The Company’s effective tax rate was 51.5% and 49.2% for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate was 61.5% and 43.7% for the nine months ended March 31, 2017 and 2016, respectively. The effective tax rate differed from the U.S. federal statutory rate primarily due to state taxes and permanently non-deductible expenses, which were in greater proportion to the pre-tax book losses resulting in an increase of effective tax rate compared to prior periods. The effective tax rate for the three months and nine months ended March 31, 2017 includes a $0.6 million tax benefit associated with the Company’s adoption of FASB ASU 2016-09.

Note 16. Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or its directors of $3.0 million and $0.4 million for the three months ended March 31, 2017 and 2016 and $5.1 million and $1.6 million for the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and June 30, 2016, the outstanding receivables associated with parties affiliated with Apollo or its directors were $0.7 million and $0.2 million, respectively.

As a result of the redemption of the Senior Subordinated Notes on March 15, 2017 as described in Note 10, Apollo no longer holds an economic interest in the Company's outstanding debt.

On January 19, 2017, in connection with the January 2017 Amendment, the Company paid certain fees totaling approximately $60,000 to Apollo Global Securities, LLC, an affiliate of Apollo, for certain engagement and co-manager services provided in connection with such refinancing.

The Company paid $0.2 million in fees to Apollo Global Securities, LLC, which is an affiliate of Apollo, in connection with its role as an underwriter in the Company's IPO.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016 and $0.3 million and $0.3 million for the nine months ended March 31, 2017 and 2016, respectively.

Note 17. Segment Information

Since October 22, 2015, the Company has operated as one reportable segment, the PNS segment. The change in reportable segments was made in connection with the sale of the Company’s other reportable segment, the Atlantix segment, to an unaffiliated third party on October 22, 2015.

Geographic Areas

Revenue earned by the Company from customers outside of the United States is not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

Revenue by Solution Area

The following table presents total revenue by solution area (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2016	2017	2016	2017
Cloud	$78.1	$119.0	$271.8	$367.1
Security	48.3	89.2	178.3	225.7
Digital Infrastructure	460.0	420.6	1,510.9	1,495.5
Total revenue	$586.4	$628.8	$1,961.0	$2,088.3

The type of solution sold by the Company to its customers is based upon internal classifications.

Note 18. Supplemental Consolidating Information

The following financial statements set forth condensed consolidating financial information for the Company. The condensed consolidating financial information is presented as Presidio Holdings Inc. and subsidiaries, as borrowers or guarantors of the February 2015 Credit Agreement and Note Indentures, and Presidio, Inc., as the registrant, as well as the consolidating intercompany eliminations between the entities.

The following condensed consolidating financing information was prepared on the same basis as the Consolidated Financial Statements (in millions):

Condensed Consolidating Balance Sheet
As of March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$27.8	$—	$27.8
Accounts receivable, net	—	449.4	—	449.4
Unbilled accounts receivable, net	—	151.9	—	151.9
Financing receivables, current portion	—	86.5	—	86.5
Inventory	—	24.1	—	24.1
Prepaid expenses and other current assets	1.4	66.3	(0.3)	67.4
Total current assets	1.4	806.0	(0.3)	807.1
Property and equipment, net	—	32.7	—	32.7
Equipment under operating leases, net	—	1.8	—	1.8
Financing receivables, less current portion	—	111.5	—	111.5
Goodwill	—	781.5	—	781.5
Identifiable intangible assets, net	—	770.3	—	770.3
Other assets	593.1	31.9	(593.1)	31.9
Total assets	$594.5	$2,535.7	$(593.4)	$2,536.8
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—	$—	$—
Accounts payable – trade	—	346.6	—	346.6
Accounts payable – floor plan	—	184.6	—	184.6
Accrued expenses and other current liabilities	6.6	162.5	(0.3)	168.8
Discounted financing receivables, current portion	—	82.1	—	82.1
Total current liabilities	6.6	775.8	(0.3)	782.1
Long-term debt, net of debt issuance costs and current maturities	—	754.0	—	754.0
Discounted financing receivables, less current portion	—	103.4	—	103.4
Deferred income tax liabilities	(2.8)	276.4	—	273.6
Other liabilities	—	33.0	—	33.0
Total liabilities	3.8	1,942.6	(0.3)	1,946.1
Total stockholders’ equity	590.7	593.1	(593.1)	590.7
Total liabilities and stockholders’ equity	$594.5	$2,535.7	$(593.4)	$2,536.8

Condensed Consolidating Statement of Operations
Three months ended March 31, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$586.4	$—	$586.4
Total cost of revenue	—	462.7	—	462.7
Gross margin	—	123.7	—	123.7
Operating expenses
Selling, general and administrative, and transaction costs	0.2	94.6	—	94.8
Depreciation and amortization	—	19.2	—	19.2
Total operating expenses	0.2	113.8	—	114.0
Operating income (loss)	(0.2)	9.9	—	9.7
Interest and other (income) expense
Interest expense	—	21.7	(0.2)	21.5
Loss on extinguishment of debt	—	0.8	—	0.8
Other (income) expense, net	6.2	—	(6.2)	—
Total interest and other (income) expense	6.2	22.5	(6.4)	22.3
Income (loss) before income taxes	(6.4)	(12.6)	6.4	(12.6)
Income tax expense (benefit)	—	(6.2)	—	(6.2)
Net income (loss)	$(6.4)	$(6.4)	$6.4	$(6.4)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$628.8	$—	$628.8
Total cost of revenue	—	486.7	—	486.7
Gross margin	—	142.1	—	142.1
Operating expenses
Selling, general and administrative, and transaction costs	0.3	106.9	—	107.2
Depreciation and amortization	—	20.5	—	20.5
Total operating expenses	0.3	127.4	—	127.7
Operating income (loss)	(0.3)	14.7	—	14.4
Interest and other (income) expense
Interest expense	—	18.3	—	18.3
Loss on extinguishment of debt	—	26.9	—	26.9
Other (income) expense, net	14.9	0.1	(14.9)	0.1
Total interest and other (income) expense	14.9	45.3	(14.9)	45.3
Income (loss) before income taxes	(15.2)	(30.6)	14.9	(30.9)
Income tax expense (benefit)	(0.2)	(15.7)	—	(15.9)
Net income (loss)	$(15.0)	$(14.9)	$14.9	$(15.0)

Condensed Consolidating Statement of Operations
Nine months ended March 31, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$1,961.0	$—	$1,961.0
Total cost of revenue	—	1,567.5	—	1,567.5
Gross margin	—	393.5	—	393.5
Operating expenses
Selling, general and administrative, and transaction costs	0.2	262.9	—	263.1
Depreciation and amortization	—	54.5	—	54.5
Total operating expenses	0.2	317.4	—	317.6
Operating income (loss)	(0.2)	76.1	—	75.9
Interest and other (income) expense
Interest expense	—	61.1	(0.2)	60.9
Loss on disposal of business	—	6.8	—	6.8
Loss on extinguishment of debt	—	0.9	—	0.9
Other (income) expense, net	(4.2)	0.2	4.2	0.2
Total interest and other (income) expense	(4.2)	69.0	4.0	68.8
Income (loss) before income taxes	4.0	7.1	(4.0)	7.1
Income tax expense (benefit)	—	3.1	—	3.1
Net income (loss)	$4.0	$4.0	$(4.0)	$4.0

Condensed Consolidating Statement of Operations
Nine months ended March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$2,088.3	$—	$2,088.3
Total cost of revenue	—	1,654.7	—	1,654.7
Gross margin	—	433.6	—	433.6
Operating expenses
Selling, general and administrative, and transaction costs	0.4	299.7	—	300.1
Depreciation and amortization	—	61.3	—	61.3
Total operating expenses	0.4	361.0	—	361.4
Operating income (loss)	(0.4)	72.6	—	72.2
Interest and other (income) expense
Interest expense	—	59.9	—	59.9
Loss on extinguishment of debt	—	27.7	—	27.7
Other (income) expense, net	5.9	0.2	(5.9)	0.2
Total interest and other (income) expense	5.9	87.8	(5.9)	87.8
Income (loss) before income taxes	(6.3)	(15.2)	5.9	(15.6)
Income tax expense (benefit)	(0.3)	(9.3)	—	(9.6)
Net income (loss)	$(6.0)	$(5.9)	$5.9	$(6.0)

Condensed Consolidating Statement of Cash Flows
Nine months ended March 31, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$0.6	$56.1	$—	$56.7
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(251.3)	—	(251.3)
Issuance (retirements) of subsidiary debt	(24.9)	—	24.9	—
Proceeds from disposition of business	—	36.3	—	36.3
Additions of equipment under sales-type and direct financing leases	—	(58.4)	—	(58.4)
Proceeds from collection of financing receivables	—	4.8	—	4.8
Additions to equipment under operating leases	—	(2.5)	—	(2.5)
Proceeds from disposition of equipment under operating leases	—	1.0	—	1.0
Purchases of property and equipment	—	(9.9)	—	(9.9)
Net cash used in investing activities	(24.9)	(280.0)	24.9	(280.0)
Cash flows from financing activities:
Payment of future consideration on acquisitions	—	(10.3)	—	(10.3)
Deferred financing costs	—	(1.1)	—	(1.1)
Proceeds from the discounting of financing receivables	—	55.5	—	55.5
Retirements of discounted financing receivables	—	(1.7)	—	(1.7)
Net borrowings on the receivables securitization facility	—	25.0	—	25.0
Repayments of senior and subordinated notes	—	(37.4)	—	(37.4)
Borrowings on term loans, net of original issue discount	—	167.5	(25.0)	142.5
Repayments of term loans	—	(19.3)	0.1	(19.2)
Net repayments on the floor plan facility	—	(7.3)	—	(7.3)
Net cash provided by financing activities	—	170.9	(24.9)	146.0
Net decrease in cash and cash equivalents	(24.3)	(53.0)	—	(77.3)
Cash and cash equivalents:
Beginning of the period	26.0	62.3	—	88.3
End of the period	$1.7	$9.3	$—	$11.0

Condensed Consolidating Statement of Cash Flows
Nine months ended March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities)	$(0.3)	$96.6	$—	$96.3
Cash flows from investing activities:
Proceeds from collection of escrow related to acquisition of business	—	0.6	—	0.6
Capital contribution to subsidiary	(273.9)	—	273.9	—
Additions of equipment under sales-type and direct financing leases	—	(76.3)	—	(76.3)
Proceeds from collection of financing receivables	—	8.8	—	8.8
Additions to equipment under operating leases	—	(1.6)	—	(1.6)
Proceeds from disposition of equipment under operating leases	—	1.4	—	1.4
Purchases of property and equipment	—	(8.9)	—	(8.9)
Net cash used in investing activities	(273.9)	(76.0)	273.9	(76.0)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	247.5	—	—	247.5
Payment of initial public offering costs	—	(0.7)	—	(0.7)
Proceeds from issuance of common stock under share-based compensation plans	0.6	—	—	0.6
Capital contribution from parent	—	273.9	(273.9)	—
Proceeds from the discounting of financing receivables	—	86.5	—	86.5
Retirements of discounted financing receivables	—	(4.4)	—	(4.4)
Net repayments on the receivables securitization facility	—	(5.0)	—	(5.0)
Repayments of senior and subordinated notes	—	(230.8)	—	(230.8)
Repayments of term loans	—	(80.5)	—	(80.5)
Net repayments on the floor plan facility	—	(38.7)	—	(38.7)
Net cash provided by (used in) financing activities	248.1	0.3	(273.9)	(25.5)
Net increase (decrease) in cash and cash equivalents	(26.1)	20.9	—	(5.2)
Cash and cash equivalents:
Beginning of the period	26.1	6.9	—	33.0
End of the period	$—	$27.8	$—	$27.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the historical Consolidated Financial Statements of Presidio, Inc. and its subsidiaries and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the March 10, 2017 Prospectus. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section. Our actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this quarterly report.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under Part II, Item 1A. Risk Factors and elsewhere in this quarterly report. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions;

•	a reduced demand for our information technology solutions;

•	a decrease in spending on technology products by our federal and local government clients;

•	the availability of products from vendor partners and maintenance of vendor relationships;

•	the role of rapid innovation and the introduction of new products in our industry;

•	our ability to compete effectively in a competitive industry;

•	the termination of our client contracts;

•	the failure to effectively develop, maintain and operate our information technology systems;

•	our inability to adequately maintain the security of our information technology systems and clients’ confidential information;

•	investments in new services and technologies may not be successful;

•	the costs of litigation and losses if we infringe on the intellectual property rights of third parties;

•	inaccurate estimates of pricing terms with our clients;

•	failure to comply with the terms of our public sector contracts;

•	any failures by third-party contractors upon whom we rely to provide our services;

•	any failures by third-party commercial delivery services;

•	our inability to retain or hire skilled technology professionals and key personnel;

•	the disruption to our supply chain if suppliers fail to provide products;

•	the risks associated with accounts receivables and inventory exposure;

•	the failure to realize the entire investment in leased equipment;

•	our inability to realize the full amount of our backlog;

•	our acquisitions may not achieve expectations;

•	fluctuations in our operating results;

•	potential litigation and claims;

•	changes in accounting rules, tax legislation and other legislation;

•	increased costs of labor and benefits;

•	our inability to focus our resources, maintain our business structure and manage costs effectively;

•	the failure to deliver technical support services of sufficient quality;

•	the failure to meet our growth objectives and strategies;

•	the ineffectiveness of our internal controls;

•	the risks pertaining to our substantial level of indebtedness; and

•	the other factors discussed in the section of this quarterly report entitled “Risk Factors.”
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly may not, in fact, occur. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
Presidio is a leading provider of IT solutions to the middle market in North America. We enable business transformation through our expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led lifecycle model leads to ongoing client engagement. As of June 30, 2016, we served approximately 7,000 middle-market, large and government organizations across a diverse range of industries.
We develop and maintain our long-term client relationships through a localized direct sales force of over 500 employees based in over 60 offices across the United States as of June 30, 2016. As a strategic partner and trusted advisor to our clients, we provide the expertise necessary to implement new solutions, as well as optimize and better leverage existing IT resources. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of approximately 1,600 engineers as of June 30, 2016, enabling us to architect and manage the ideal IT solutions for our clients. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win and expand our client relationships.
We have three solution areas: (i) Digital Infrastructure, (ii) Cloud and (iii) Security. Within these areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of our solutions include advanced networking, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration and mobility.
Digital Infrastructure Solutions: Our enterprise-class Digital Infrastructure solutions enable clients to deploy IT infrastructure that is cloud-flexible, mobile-ready, secure and insight-driven. We also make clients’ existing IT infrastructure more efficient and flexible for emerging technologies. Within Digital Infrastructure, we are focused on networking, collaboration, enterprise mobility, IoT and data analytics. Given the millions of potential configurations across technologies, our clients rely on our expertise to simplify the highly complex IT landscape.
Cloud Solutions: Companies are increasingly turning to us for help with their cloud strategy and adoption. We combine our highly specialized cloud professional services with our deep experience in cloud-managed services, converged infrastructure, server, storage, support and capacity-on-demand economic models to provide a complete lifecycle of cloud infrastructure solutions for our clients. Our proprietary tools, technical expertise and vendor-agnostic approach help our customers accelerate and simplify cloud adoption across the entire IT lifecycle.
Security Solutions: We use a risk-based security consulting methodology to assess, design, implement, manage and maintain information security solutions that protect our customers’ critical business data and protects against loss of client loyalty, corporate reputation and disruptions in ongoing operations. We offer cyber risk management, infrastructure security and managed security solutions to our clients. Through our NGRM, we provide comprehensive risk assessments, detailed reporting, ongoing reviews, process and program development, and training services. NGRM ensures that identified vulnerabilities are mitigated and business risk has been properly addressed. Because our customers’ infrastructures are constantly changing, our NGRM offering is structured as a recurring service with regular periodic assessments of the current security posture combined with ongoing monitoring and surveillance through our 7x24 Security Operations Centers. Our experience spans all major verticals including retail, education, healthcare, government, banking, pharmaceutical and others. We have expertise with HIPAA, PCI DSS, FISMA, the Sarbanes-Oxley Act and others. We help our clients design and implement information security programs consistent with industry best practices and comply with the regulatory mandates of their specific vertical that are flexible enough to help ensure information security in an ever-changing risk environment. Findings, recommendations and real time security posture status, including our proprietary Risk Management Score, are provided through a 7x24 portal that is accessible by our clients and is updated with the up to date vulnerabilities identified by several industry sources.
We help our clients establish both technical and non-technical security controls and practices to prevent, detect, correct and minimize the risk of loss or damage to information resources, disruption of access to information resources, and unauthorized disclosure of information. In addition to our NGRM program, we offer options for security strategy program development, security awareness training, technology exposure assessments and incident response.

Factors Affecting Our Operating Performance
We believe that the financial performance of our business and our future success are dependent upon many factors, including those highlighted in this section. Our operating performance will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control.
Macroeconomic environment: Weak economic conditions generally, U.S. federal or other government spending cuts, a rising interest rate environment, uncertain tax and regulatory policies, weakening business confidence or a tightening of credit markets could cause our clients and potential clients to postpone or reduce spending on technology solutions, products or services. Our clients are diverse, including both public and private sector parties, but any long-term, severe or sustained economic downturn may adversely affect all of our clients.
Competitive markets: We believe that we are uniquely positioned to take advantage of the markets in which we operate because of our expertise and specialization. We focus on the middle-market segment of the IT Services market. Since most large-scale IT Service providers focus on larger enterprises and because smaller regional competitors are typically unable to provide end-to-end solutions, we believe the middle market is underpenetrated and underserved. Strategic and investment decisions by our competitors may affect our operating performance.
Delivery of complex technology solutions: Our vendor agnostic approach to the market allows us to develop optimal IT solutions for our clients based on what we view as the best mix of technologies. We deliver our end-to-end solutions through a full lifecycle model, which combines consulting, engineering, managed services, and technology to give us a significant competitive advantage compared to other IT providers. Our ability to effectively manage project engagements, including logistics, product availability, client requirements, engineering resources, and service levels, will affect our financial performance.
Vendor relationships: We are focused on developing and strengthening our relationships with OEMs. We partner with OEMs to deploy product offerings. Pricing and incentive programs are subject to change, and the loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of any key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell. While we maintain existing relationships with large vendors, there is no guarantee that our vendor partners will continue to develop or produce information technology products that are popular with our clients. We maintain the ability to evolve our vendor relationships as necessary to respond to market trends.

Seasonality: Our results may be affected by slight variances as a result of seasonality we may experience across our business. This seasonality is typically driven by budget cycles and spending patterns across our diverse client base. For example, our local, state and federal government clients operate on an annual budget cycle, most often on the basis of a fiscal year that begins October 1. Our private sector clients operate on an annual budget cycle, most often on the basis of a fiscal year that begins January 1. It is not uncommon to experience a higher level of contract awards, funding actions and overall government and private demand for services in the final months and weeks of the government and private fiscal years, respectively. Consequently, our revenue in the first and second quarters of our fiscal year may be greater than revenue recognized in the third and fourth quarters of our fiscal year.

Components of Results of Operations
There are a number of factors that impact the revenue and margin profile of the solutions we provide, including, but not limited to, solution and technology complexity, technical expertise requiring the combination of products and value-added services provided, as well as other elements that may be specific to a particular engagement.
Revenue and cost of revenue: Revenue from the sale of our solutions is primarily comprised of the sale of third-party products, software and maintenance along with the sale of Company and third-party services. We separately present product revenue and service revenue, along with the associated cost of revenue, in our consolidated statements of operations.
Product revenue: Our product revenue includes:
Revenue for hardware and software: Revenue from the sale of hardware and software products is generally recognized on a gross basis with the selling price to the client recorded as revenue and the acquisition cost of the product recorded as cost of revenue, net of vendor rebates. Revenue is generally recognized when the title and risk of loss are passed to the client. Hardware and software items can be delivered to clients in a variety of ways including as physical products shipped from our warehouse, via drop-shipment by the vendor or supplier, or via electronic delivery for software licenses. In certain cases, our solutions include the sale of software subscriptions where we are the agent in the arrangement with the customer and recognize the related revenue net of the related cost of revenue.
Revenue for maintenance contracts: Revenue from the sale of third-party maintenance contracts is recognized net of the related cost of revenue. In a third-party maintenance contract, all services are provided by our third-party providers and as a result, we are acting as an agent and recognize revenue on a net basis at the date of sale, with revenue being equal to the gross margin on the transaction. As we are under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the maintenance agreement.
Revenue from leasing arrangements: Revenue recognition for information technology hardware and software products leased to clients is based on the type of the lease. Each lease is classified as either a direct financing lease, sales-type lease or operating lease. The majority of our leases are sales-type leases. At the inception of a sales-type lease, the present value of the non-cancelable rentals is recorded as revenue and equipment costs, less the present value of the estimated residual values, are recorded in cost of revenue. At the inception of an operating lease, the equipment assigned to the lease is recorded at cost as equipment under operating leases in our consolidated balance sheets and is depreciated on a straight-line basis over its useful life. Monthly payments are recorded as revenue within our consolidated statements of operations, with the depreciation expense associated with the equipment recorded in cost of product revenue.

Service revenue: Our service revenue includes consulting and integration services, project management, managed services and support services and includes.
Revenue for professional services: Revenue for professional services is generally recognized as the services are performed. For time and material service contracts, revenue is recognized at the contractual hourly rates for the hours performed during the period. For fixed price service contracts, revenue is recognized on a proportional performance method based on the labor hours completed compared to the total estimated hours for the scope of work with contract and revenue accrued or deferred as appropriate. Cost of revenue associated with professional services includes the compensation, benefits and other costs associated with our delivery and project management engineering team, as well as costs charged by subcontractors.
Revenue for managed services: Revenue for managed services is generally recognized on a straight-line basis over the term of the arrangement. We may incur upfront costs associated with professional and managed services including, but not limited to, purchasing maintenance arrangements and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided as cost of revenue. In addition, cost of revenue includes the compensation, benefits and other costs associated with our managed services engineering team, costs charged by subcontractors and depreciation of the software used to deliver our managed services.
Gross margin: Our product gross margin is impacted by the complexity of hardware and software sold in our solutions, as well as the mix of third-party maintenance contracts. As described previously, our third-party maintenance sales are recognized on a net basis, resulting in the gross margin being recognized as revenue. Accordingly, higher attach rates of maintenance contracts to the sale of hardware and more successful renewals of expiring contracts have a significant favorable impact to our gross margin percentage.

Our service gross margin is primarily impacted by our ability to deliver on fixed price professional services engagements within scope, the ability to keep our delivery engineers utilized and the hourly bill rate charged to clients. The complexity of the solutions sold to our clients may require specialized engineering capabilities that can favorably impact the bill rate we charge. Our service revenue also includes third-party services. Generally, a higher mix of professional services delivered by our delivery engineers has a favorable impact on service gross margin. In addition, our managed services gross margins are favorably impacted by our ability to negotiate longer contracts with our clients, as well as renewing contracts that expire at a high rate. Generally, a higher percentage of our overall revenue relates to services sold to our clients when the technology complexity of our solutions increases. Accordingly, our gross margins are favorably impacted by our ability to deliver more complex solutions, which include professional and managed services.
Operating expenses: Our operating expenses include selling expenses, general and administrative expenses, transaction costs, and depreciation and amortization.
Selling expenses are comprised of compensation (including share-based compensation), variable incentive pay and benefits related to our sales personnel along with travel expenses and other employee related costs. Variable incentive pay is largely driven by our gross margin performance. We expect selling expenses to increase as a result of higher gross margin, as well as continued investment in our direct and indirect sales resources.
General and administrative expenses are comprised of compensation (including share-based compensation) and benefits of administrative personnel, including variable incentive pay and other administrative costs such as facilities expenses, professional fees and bad debt expense. We expect general and administrative expenses to increase due to our growth and the incremental costs associated with being a public company. However, on a forward-looking basis, we generally expect general and administrative expenses to decline as a percentage of our total revenue as we realize the benefits of scale.

Transaction costs include acquisition-related expenses (such as stay and retention bonuses), severance charges, advisory and diligence fees, transaction-related legal, accounting, and tax fees, as well as professional fees and related out-of-pocket expenses associated with refinancing of debt and credit agreements.
Depreciation and amortization primarily includes the amortization of acquired intangible assets associated with our acquisitions.
Total interest and other (income) expense: Total interest and other (income) expense primarily includes interest expense associated with our outstanding debt. In addition, we include losses on extinguishment of debt and other noncash gains or losses within total interest and other (income) expense.

History
Known originally as Integrated Solutions, Presidio was capitalized by an investor group in 2003 to address the need for an elite professional services firm that was focused on providing advanced technology solutions to middle-market businesses. Our early focus was to expand our regional presence and skill set expertise through both organic and acquisitive growth. By 2010, we had completed six acquisitions that complemented our core competencies, helping expand Presidio’s presence to 33 offices in 18 states.
On February 2, 2015, investment funds affiliated with or managed by Apollo Global Management, LLC (the "Apollo Funds") acquired Presidio Holdings, at which time Presidio Holdings became a direct wholly owned subsidiary of the Company. We applied the acquisition method of accounting that created a new basis of accounting for the Company as of that date.
On September 22, 2015, we entered into an agreement with a third party for the sale of our Atlantix Global Systems, LLC (“Atlantix”) subsidiary. Pursuant to that agreement, on October 22, 2015, we completed the sale of the Atlantix business to a third party.
On November 23, 2015, we acquired certain assets and assumed certain liabilities of Sequoia. The acquisition of Sequoia, a firm with cloud consulting and integration domain expertise, allowed us to provide hybrid cloud strategies and service delivery models for our clients.

On February 1, 2016, we acquired certain assets and assumed certain liabilities of Netech (the “Netech Acquisition”). The acquisition of Netech enables us to further broaden our portfolio of services and solutions and significantly expand our capabilities within the Midwestern United States.
In March 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.  The Company received net proceeds of $247.5 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO.  In addition, the Company incurred $7.2 million of offering expenses in connection with the IPO, of which $6.5 million had not been paid as of March 31, 2017.

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. In addition to financial information presented in accordance with GAAP, management uses Adjusted Revenue, Adjusted EBITDA and Adjusted Net Income (all of which are non-GAAP measures defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or revenue, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.
We believe that the most important GAAP and non-GAAP measures include:

(in millions)	Three months ended March 31, 2016	Three months ended March 31, 2017	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Total Revenue	$586.4	$628.8	$1,961.0	$2,088.3
Adjusted Revenue	$586.6	$628.9	$1,929.6	$2,088.8
Gross margin	$123.7	$142.1	$393.5	$433.6
Net income (loss)	$(6.4)	$(15.0)	$4.0	$(6.0)
Adjusted EBITDA	$40.6	$52.7	$157.2	$165.7
Adjusted EBITDA margin	6.9%	8.4%	8.1%	7.9%
Adjusted Net Income	$13.1	$22.8	$60.9	$69.8
Adjusted Revenue – Adjusted Revenue is a non-GAAP financial measure. We believe that Adjusted Revenue provides supplemental information with respect to our revenue activity associated with our ongoing operations. We define Adjusted Revenue as Total Revenue adjusted to (i) exclude noncash purchase accounting adjustments to revenue as a result of our acquisitions, and (ii) exclude revenue generated by disposed businesses.
The reconciliation of Adjusted Revenue from Revenue for each of the periods presented is as follows:

(in millions)	Three months ended March 31, 2016	Three months ended March 31, 2017	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Revenue	$586.4	$628.8	$1,961.0	$2,088.3
Adjustments:
Purchase accounting adjustments	0.2	0.1	1.4	0.5
Revenue from disposed business	—	—	(32.8)	—
Total adjustments	0.2	0.1	(31.4)	0.5
Adjusted Revenue	$586.6	$628.9	$1,929.6	$2,088.8

Adjusted EBITDA – Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense (benefit), as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed business. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Adjusted Revenue.

The reconciliation of Adjusted EBITDA from Net income (loss) for each of the periods presented is as follows:

(in millions)	Three months ended March 31, 2016	Three months ended March 31, 2017	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Adjusted EBITDA Reconciliation:
Net income (loss)	$(6.4)	$(15.0)	$4.0	$(6.0)
Total depreciation and amortization (1)	20.7	21.7	58.7	65.3
Interest and other (income) expense	22.3	45.3	68.8	87.8
Income tax expense (benefit)	(6.2)	(15.9)	3.1	(9.6)
EBITDA	30.4	36.1	134.6	137.5
Adjustments:
Share-based compensation expense	0.6	7.9	1.8	8.9
Purchase accounting adjustments (2)	0.9	0.2	3.1	0.9
Transaction costs (3)	6.7	8.5	15.6	14.5
Other costs (4)	2.0	—	3.9	3.9
Earnings from disposed business (5)	—	—	(1.8)	—
Total adjustments	10.2	16.6	22.6	28.2
Adjusted EBITDA	$40.6	$52.7	$157.2	$165.7

(1)
“Total depreciation and amortization” equals the sum of (i) depreciation and amortization included within total operating expenses and (ii) depreciation and amortization recorded as part of cost of revenue within our consolidated financial statements.

(2)
“Purchase accounting adjustments” include charges associated with noncash adjustments to acquired assets and liabilities in connection with purchase accounting, such as recognition of increased cost of revenue in connection with an inventory step up fair value adjustment, recognition of reduced revenue in connection with a deferred revenue step down fair value adjustment and recognition of increased office rent expense associated with a fair value adjustment to the liability associated with deferred rent.

(3)
“Transaction costs” (i) of $6.7 million for the three months ended March 31, 2016 includes acquisition-related expenses of $1.1 million related to stay and retention bonuses, $2.7 million related to transaction-related advisory and diligence fees and $2.9 million related to transaction-related legal, accounting and tax fees; (ii) of $8.5 million for the three months ended March 31, 2017 includes acquisition-related expenses of $5.0 million related to stay and retention bonuses primarily associated with accelerated vesting which resulted from the IPO, $1.8 million related to transaction-related advisory and diligence fees and $1.7 million related to professional fees and expenses associated with debt refinancings; (iii) of $15.6 million for the nine months ended March 31, 2016 includes acquisition-related expenses of $2.1 million related to stay and retention bonuses, $1.0 million related to severance charges, $6.3 million related to transaction-related advisory and diligence fees and $6.2 million related to transaction-related legal, accounting and tax fees; (iv) of $14.5 million for the nine months ended March 31, 2017 includes acquisition-related expenses of $7.2 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.4 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(4)
“Other costs” (i) of $2.0 million for the three months ended March 31, 2016 includes expenses of $1.5 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.5 million related to severance charges; (ii) of $3.9 million for the nine months ended March 31, 2016 includes expenses of $0.6 million associated with the integration of previously acquired managed services platforms into one system, $2.3 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $1.0 million related to severance charges; (iii) of $3.9 million for the nine months ended March 31, 2017 includes expenses of $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.3 million related to severance charges.

(5)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.
Adjusted Net Income – Adjusted Net Income is a non-GAAP measure, which management uses to provide additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for (1) the impact of permanently nondeductible expenses and (2) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions.
The reconciliation of Adjusted Net Income from Net income (loss) for each of the periods presented is as follows:

(in millions)	Three months ended March 31, 2016	Three months ended March 31, 2017	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Adjusted Net Income reconciliation:
Net income (loss)	$(6.4)	$(15.0)	$4.0	$(6.0)
Adjustments:
Amortization of intangible assets	17.4	18.4	48.8	55.2
Amortization of debt issuance costs	2.1	1.7	5.6	5.1
Loss on disposal of business	—	—	6.8	—
Loss on extinguishment of debt	0.8	26.9	0.9	27.7
Share-based compensation expense	0.6	7.9	1.8	8.9
Purchase accounting adjustments (1)	0.9	0.2	3.1	0.9
Transaction costs (2)	6.7	8.5	15.6	14.5
Other costs (3)	2.0	—	3.9	3.9
Earnings from disposed business (4)	—	—	(1.8)	—
Income tax impact of adjustments (5)	(11.0)	(25.8)	(27.8)	(40.4)
Total adjustments	19.5	37.8	56.9	75.8
Adjusted Net Income	$13.1	$22.8	$60.9	$69.8

(1)
“Purchase accounting adjustments” include charges associated with noncash adjustments to acquired assets and liabilities in connection with purchase accounting, such as recognition of increased cost of revenue in connection with an inventory step up fair value adjustment, recognition of reduced revenue in connection with a deferred revenue step down fair value adjustment and recognition of increased office rent expense associated with a fair value adjustment to the liability associated with deferred rent.

(2)
“Transaction costs” (i) of $6.7 million for the three months ended March 31, 2016 includes acquisition-related expenses of $1.1 million related to stay and retention bonuses, $2.7 million related to transaction-related advisory and diligence fees and $2.9 million related to transaction-related legal, accounting and tax fees; (ii) of $8.5 million for the three months ended March 31, 2017 includes acquisition-related expenses of $5.0 million related to stay and retention bonuses, $1.8 million related to transaction-related advisory and diligence fees and $1.7 million related to professional fees and expenses associated with debt refinancings; (iii) of $15.6 million for the nine months ended March 31, 2016 includes acquisition-related expenses of $2.1 million related to stay and retention bonuses, $1.0 million related to severance charges, $6.3 million related to transaction-related advisory and diligence fees and $6.2 million related to transaction-related legal, accounting and tax fees; (iv) of $14.5 million for the nine months ended March 31, 2017 includes acquisition-related expenses of $7.2 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.4 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(3)
“Other costs” (i) of $2.0 million for the three months ended March 31, 2016 includes expenses of $1.5 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.5 million related to severance charges; (ii) of $3.9 million for the nine months ended March 31, 2016 includes expenses of $0.6 million associated with the integration of previously acquired managed services platforms into one system, $2.3 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $1.0 million related to severance charges; (iii) of $3.9 million for the nine months ended March 31, 2017 includes expenses of $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.3 million related to severance charges.

(4)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(5)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at our average statutory rate of 39.0% to arrive at an appropriate effective tax rate on Adjusted Net Income, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes and (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and further adjusted for discrete tax items such as the remeasurement of deferred tax liabilities due to state rate changes and write-off of deferred tax assets resulting from reorganizations.

Results of Operations - Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Revenue
Product	$485.0	$519.1	$34.1	7.0%
Service	101.4	109.7	8.3	8.2%
Total revenue	586.4	628.8	42.4	7.2%
Cost of revenue
Product	385.9	403.8	17.9	4.6%
Service	76.8	82.9	6.1	7.9%
Total cost of revenue	462.7	486.7	24.0	5.2%
Gross margin	123.7	142.1	18.4	14.9%
Product gross margin	99.1	115.3	16.2	16.3%
Service gross margin	24.6	26.8	2.2	8.9%
Product gross margin %	20.4%	22.2%		1.8%
Service gross margin %	24.3%	24.4%		0.1%
Total gross margin %	21.1%	22.6%		1.5%
Operating expenses
Selling expenses	63.5	70.8	7.3	11.5%
General and administrative expenses	24.6	27.9	3.3	13.4%
Transaction costs	6.7	8.5	1.8	26.9%
Depreciation and amortization	19.2	20.5	1.3	6.8%
Total operating expenses	114.0	127.7	13.7	12.0%
Selling, general and administrative expenses % of total revenue	15.0%	15.7%		0.7%
Operating income	9.7	14.4	4.7	48.5%
Interest and other (income) expense
Interest expense	21.5	18.3	(3.2)	(14.9)%
Loss on extinguishment of debt	0.8	26.9	26.1	n.m.
Other (income) expense, net	—	0.1	0.1	n.m.
Total interest and other (income) expense	22.3	45.3	23.0	103.1%
Loss before income taxes	(12.6)	(30.9)	(18.3)	145.2%
Income tax benefit	(6.2)	(15.9)	(9.7)	156.5%
Net loss	$(6.4)	$(15.0)	$(8.6)	134.4%
Adjusted EBITDA	$40.6	$52.7	$12.1	29.8%
Adjusted Net Income	$13.1	$22.8	$9.7	74.0%

Revenue

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Revenue
Product	$485.0	$519.1	$34.1	7.0%
Service	101.4	109.7	8.3	8.2%
Total revenue	586.4	628.8	42.4	7.2%
Total revenue increased $42.4 million, or 7.2%, to $628.8 million for the three months ended March 31, 2017, compared to total revenue of $586.4 million for the three months ended March 31, 2016. The increase in total revenue was the result of an increase in client demand across both cloud and security solutions areas along with a higher proportion of services as part of our solutions. Revenue growth in the quarter was also favorably impacted by one month of incremental Netech sales. Furthermore, we saw an acceleration in the proportion of our solutions being delivered in the form of software subscriptions where we are an agent, accordingly the revenue associated with these solutions are recognized net of the related cost of sales in total revenue. Revenue growth was 12% adjusting for software subscription solution offerings to be on the same terms as comparable sales in the prior year, and purchase accounting adjustments.
Revenue from sales of product increased $34.1 million, or 7.0%, to $519.1 million for the three months ended March 31, 2017, compared to product revenue of $485.0 million for the three months ended March 31, 2016. The increase in product revenue resulted from higher demand for data center and security technologies in our solutions and was further enhanced by a higher proportion of third-party support services revenue.
Revenue from sales of services increased $8.3 million, or 8.2%, to $109.7 million for the three months ended March 31, 2017, compared to service revenue of $101.4 million for the three months ended March 31, 2016. The increase in service revenue resulted from strong demand for our end to end solutions capabilities and full life-cycle services including managed services and professional services.

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Revenue by solution area
Cloud	$78.1	$119.0	$40.9	52.4%
Security	48.3	89.2	40.9	84.7%
Digital Infrastructure	460.0	420.6	(39.4)	(8.6)%
Total revenue	$586.4	$628.8	$42.4	7.2%
Cloud revenue increased $40.9 million, or 52.4%, to $119.0 million in the three months ended March 31, 2017, compared to $78.1 million for the three months ended March 31, 2016, a result of strong demand in client engagements around cloud and IT transformation, converged and hyper-converged infrastructure and data center modernization to support new private cloud infrastructure in all market sectors, particularly with middle-market and large clients. In the middle market, growth was driven by both education and professional services clients. Large market client growth was driven by demand from retail and professional service clients.
Security revenue increased $40.9 million, or 84.7%, to $89.2 million in the three months ended March 31, 2017, compared to $48.3 million in the three months ended March 31, 2016, driven by higher demand from customers as they look to stay ahead of increasingly complex cyber security threats which drove adoption of advanced security technologies across middle-market and large clients. In the middle-market, financial services experienced strong growth as well as information technology clients. Manufacturing and transportation clients as well as media, communications, and entertainment customers drove the growth in the large market sector.

Digital Infrastructure revenue decreased $39.4 million, or 8.6%, to $420.6 million in the three months ended March 31, 2017 compared to $460.0 million in the three months ended March 31, 2016. The decline was driven by two factors, (1) the mix shift toward more software subscription revenue in the Digital Infrastructure solution set and (2) lower revenue generated by Government clients, particularly the federal government due to delays in spending as a result of the continuing resolution.

Had the software subscription solutions been sold on the same terms as comparable solutions in the prior year, the decline in our Digital Infrastructure revenue would have been 4.9%. In addition, the decline in Digital Infrastructure revenue was impacted by clients focused on investing in cloud and security in the quarter.
Gross Margin

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Gross margin
Product gross margin	$99.1	$115.3	$16.2	16.3%
Service gross margin	24.6	26.8	2.2	8.9%
Gross margin	$123.7	$142.1	$18.4	14.9%
Product gross margin %	20.4%	22.2%		1.8%
Service gross margin %	24.3%	24.4%		0.1%
Total gross margin %	21.1%	22.6%		1.5%
Total gross margin increased $18.4 million, or 14.9%, to $142.1 million for the three months ended March 31, 2017, as compared to $123.7 million for the three months ended March 31, 2016, a result of product and service revenue growth and expansion in product margins. As a percentage of total revenue, total gross margin increased 150 basis points to 22.6% for the three months ended March 31, 2017, up from 21.1% of revenue for the three months ended March 31, 2016.
Product gross margin increased $16.2 million, or 16.3%, to $115.3 million for the three months ended March 31, 2017, as compared to $99.1 million for the three months ended March 31, 2016, a result of product revenue growth and expansion in product margins. Product gross margin as a percentage of revenue was 22.2% for the three months ended March 31, 2017, an increase of 180 basis points from 20.4% for the three months ended March 31, 2016. The increase in gross margin percentage was due to a greater proportion of revenue recognized on a net basis primarily related to software subscription solution offerings, and data center and security technologies.
Service gross margin increased $2.2 million, or 8.9%, to $26.8 million for the three months ended March 31, 2017, as compared to $24.6 million for the three months ended March 31, 2016, primarily as a result of service revenue growth. Services gross margin as a percentage of revenue was 24.4% for the three months ended March 31, 2017, an increase of 10 basis points from 24.3% for the three months ended March 31, 2016.
Operating Expenses

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Operating expenses
Selling expenses	$63.5	$70.8	$7.3	11.5%
General and administrative expenses	24.6	27.9	3.3	13.4%
Selling, general and administrative costs	88.1	98.7	10.6	12.0%
Transaction costs	6.7	8.5	1.8	26.9%
Depreciation and amortization	19.2	20.5	1.3	6.8%
Total operating expenses	$114.0	$127.7	$13.7	12.0%
Selling, general and administrative expenses % of total revenue	15.0%	15.7%		0.7%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $10.6 million, or 12.0%, to $98.7 million during the three months ended March 31, 2017, as compared to $88.1 million for the three months ended March 31, 2016. The increase in SG&A was primarily attributed to $7.3 million of additional share-based compensation expense associated with the IPO and additional expenses associated with Netech's employees and facilities. Additional expenses for investments in direct sales and sales support personnel within high-growth solution offerings throughout the fiscal year were partly offset by lower incentive compensation to employees in the period. As a result of these mostly non-recurring items, SG&A as a percentage of revenue for the three months ended March

31, 2017 was 15.7%, or 70 basis points higher than 15.0% of revenue for the three months ended March 31, 2016 largely attributable to higher share-based compensation expense associated with the IPO.
Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities. In the three months ended March 31, 2017, $8.5 million of transaction costs were incurred including acquisition-related expenses of $5.0 million related to stay and retention bonuses primarily associated with accelerated vesting which resulted from the IPO, $1.8 million related to transaction-related advisory and diligence fees, and $1.7 million related to professional fees and expenses associated with debt refinancings. In the three months ended March 31, 2016, $6.7 million of transaction costs were incurred including acquisition-related expenses of $1.1 million related to stay and retention bonuses, $2.7 million related to transaction-related advisory and diligence fees, and $2.9 million related to transaction-related legal, accounting and tax fees primarily related to the acquisition of Netech.
Depreciation and amortization expense included in operating expenses increased $1.3 million, or 6.8%, to $20.5 million for the three months ended March 31, 2017, from $19.2 million for the three months ended March 31, 2016, primarily as a result of increased amortization expense associated with acquired intangible assets associated with the Netech Acquisition.
Interest and Other (Income) Expense

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Interest and other (income) expense
Interest expense	$21.5	$18.3	$(3.2)	(14.9)%
Loss on extinguishment of debt	0.8	26.9	26.1	n.m.
Other (income) expense, net	—	0.1	0.1	n.m.
Total interest and other (income) expense	$22.3	$45.3	$23.0	103.1%
Interest and other (income) expense increased $23.0 million, or 103.1%, to $45.3 million for the three months ended March 31, 2017, from $22.3 million in the three months ended March 31, 2016. The $23.0 million increase related to losses on extinguishment of debt associated with (i) the redemption of $97.5 million of Senior Notes, (ii) the repurchase of all of the $111.8 million Subordinated Notes and (iii) the $50.0 million voluntary prepayment on the term loan facility, partly offset by lower interest expense for the three months ended March 31, 2017 resulting from lower debt balances and lower average interest rates on our outstanding debt including lower interest from the January 2017 repricing of the term loan facility.

Income Tax Expense

	Three months ended March 31, 2016	Three months ended March 31, 2017	Change
			$	%
Loss before income taxes	$(12.6)	$(30.9)	$(18.3)	145.2%
Income tax benefit	(6.2)	(15.9)	(9.7)	156.5%
Net loss	$(6.4)	$(15.0)	$(8.6)	134.4%
The income tax benefit of $15.9 million in the three months ended March 31, 2017 increased $9.7 million from $6.2 million of income tax benefit in the three months ended March 31, 2016. The effective tax rate was 51.5% in the three months ended March 31, 2017 compared to 49.2% in the three months ended March 31, 2016. The effective tax rates were impacted by permanent non-deductible expenses along with pre-tax losses in both periods, as well as a change in the expected annual effective rate in the three months ended March 31, 2017.
Adjusted EBITDA
Adjusted EBITDA increased $12.1 million, or 29.8%, to $52.7 million for the three months ended March 31, 2017, from $40.6 million for the three months ended March 31, 2016, reflecting the impact of 7.2% Adjusted Revenue growth, gross margin expansion and improvements in operating expense efficiency. As a result, Adjusted EBITDA as a percentage of Adjusted Revenue expanded from 6.9% for the three months ended March 31, 2016 to 8.4% for the three months ended March 31, 2017.

Adjusted Net Income
Adjusted Net Income increased $9.7 million, or 74.0%, to $22.8 million for the three months ended March 31, 2017, from $13.1 million in the three months ended March 31, 2016, resulting from the growth in Adjusted EBITDA along with the impact of lower interest expense in the period as we continued our focus on deleveraging the business.

Results of Operations - Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Revenue
Product	$1,675.4	$1,757.8	$82.4	4.9%
Service	285.6	330.5	44.9	15.7%
Total revenue	1,961.0	2,088.3	127.3	6.5%
Cost of revenue
Product	1,344.3	1,394.9	50.6	3.8%
Service	223.2	259.8	36.6	16.4%
Total cost of revenue	1,567.5	1,654.7	87.2	5.6%
Gross margin	393.5	433.6	40.1	10.2%
Product gross margin	331.1	362.9	31.8	9.6%
Service gross margin	62.4	70.7	8.3	13.3%
Product gross margin %	19.8%	20.6%		0.8%
Service gross margin %	21.8%	21.4%		(0.4)%
Total gross margin %	20.1%	20.8%		0.7%
Operating expenses
Selling expenses	178.0	204.9	26.9	15.1%
General and administrative expenses	69.5	80.7	11.2	16.1%
Transaction costs	15.6	14.5	(1.1)	(7.1)%
Depreciation and amortization	54.5	61.3	6.8	12.5%
Total operating expenses	317.6	361.4	43.8	13.8%
Selling, general and administrative expenses % of total revenue	12.6%	13.7%		1.1%
Operating income	75.9	72.2	(3.7)	(4.9)%
Interest and other (income) expense
Interest expense	60.9	59.9	(1.0)	(1.6)%
Loss on disposal of business	6.8	—	(6.8)	(100.0)%
Loss on extinguishment of debt	0.9	27.7	26.8	2,977.8%
Other (income) expense, net	0.2	0.2	—	—%
Total interest and other (income) expense	68.8	87.8	19.0	27.6%
Income (loss) before income taxes	7.1	(15.6)	(22.7)	(319.7)%
Income tax expense (benefit)	3.1	(9.6)	(12.7)	(409.7)%
Net income (loss)	$4.0	$(6.0)	$(10.0)	(250.0)%
Adjusted EBITDA	$157.2	$165.7	$8.5	5.4%
Adjusted Net Income	$60.9	$69.8	$8.9	14.6%

Revenue

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Revenue
Product	$1,675.4	$1,757.8	$82.4	4.9%
Service	285.6	330.5	44.9	15.7%
Total revenue	$1,961.0	$2,088.3	$127.3	6.5%
Total revenue increased $127.3 million, or 6.5%, to $2,088.3 million for the nine months ended March 31, 2017, compared to total revenue of $1,961.0 million for the nine months ended March 31, 2016. The increase in total revenue resulted from an increase in client demand across both Cloud and Security solutions along with a higher proportion of services as part of our solutions. Revenue growth during the period was also favorably impacted by seven months of incremental Netech sales. Furthermore, we saw an acceleration in the proportion of our solutions being delivered in the form of software subscriptions where we are an agent, accordingly the revenue associated with these solutions are recognized net of the related cost of sales in total revenue. Revenue growth was 11% adjusting for software subscription solution offerings during the nine months ended March 31, 2017 to be on the same terms as comparable sales in the prior year, excluding $32.8 million of revenue associated with our Atlantix business in the nine months ended March 31, 2016 prior to its disposition in October 2015, and purchase accounting adjustments.
Revenue from sales of product increased $82.4 million, or 4.9%, to $1,757.8 million for the nine months ended March 31, 2017, compared to product revenue of $1,675.4 million for the nine months ended March 31, 2016. Higher customer demand for data center, mobility, and security solutions was further enhanced by higher growth in third party support revenue.
Revenue from sales of services increased $44.9 million, or 15.7%, to $330.5 million for the nine months ended March 31, 2017, compared to service revenue of $285.6 million for the nine months ended March 31, 2016, driven by increased demand for our professional, managed, and cloud consulting services in connection with the greater complexity of solutions sold.

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Revenue by solution area
Cloud	$271.8	$367.1	$95.3	35.1%
Security	178.3	225.7	47.4	26.6%
Digital Infrastructure	1,510.9	1,495.5	(15.4)	(1.0)%
Total revenue	$1,961.0	$2,088.3	$127.3	6.5%
Cloud revenue increased $95.3 million, or 35.1%, to $367.1 million in the nine months ended March 31, 2017, compared to $271.8 million for the nine months ended March 31, 2016, a result of strong client demand in client engagements around cloud and IT transformation, converged and hyper-converged infrastructure and data center modernization to support new private cloud infrastructure in all market sectors, particularly with middle-market and large client sectors. In the middle market, growth was driven by both healthcare and education clients. Large market client growth was driven by demand from retail and professional services clients.
Security revenue increased $47.4 million, or 26.6%, to $225.7 million in the nine months ended March 31, 2017, compared to $178.3 million in the nine months ended March 31, 2016, driven by higher demand from customers as they look to stay ahead of increasingly complex cyber security threats which drove adoption of advanced security technologies across middle-market and large clients. In the middle-market, growth was driven by information technology and education clients. The large client market experienced strong demand from media, communications and entertainment.
Digital Infrastructure revenue decreased $15.4 million, or 1.0%, to $1,495.5 million in the nine months ended March 31, 2017, compared to $1,510.9 million in the nine months ended March 31, 2016. Government clients experienced softening demand for core infrastructure solutions, particularly in the state and local markets.

Gross Margin

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Gross margin
Product gross margin	$331.1	$362.9	$31.8	9.6%
Service gross margin	62.4	70.7	8.3	13.3%
Gross margin	$393.5	$433.6	$40.1	10.2%
Product gross margin %	19.8%	20.6%		0.8%
Service gross margin %	21.8%	21.4%		(0.4)%
Total gross margin %	20.1%	20.8%		0.7%
Total gross margin increased $40.1 million or 10.2%, to $433.6 million for the nine months ended March 31, 2017, as compared to $393.5 million for the nine months ended March 31, 2016, a result of an increase in total revenue of 6.5% between periods and the sale of higher margin solutions. Total gross margin was impacted by $7.5 million of gross margin associated with our Atlantix business in the nine months ended March 31, 2016. As a percentage of total revenue, total gross margin increased 70 basis points to 20.8% for the nine months ended March 31, 2017, compared to 20.1% of revenue for the nine months ended March 31, 2016.
Product gross margin as a percentage of revenue was 20.6% for the nine months ended March 31, 2017, an increase of 80 basis points from 19.8% for the nine months ended March 31, 2016. The increase in gross margin percentage was due to higher margin product offerings, increased sales of third party support services, and the impact of software subscription solution offerings recognized on a net-basis.
Services gross margin as a percentage of revenue was 21.4% for the nine months ended March 31, 2017, a decrease of 40 basis points from 21.8% for the nine months ended March 31, 2016. The decrease in gross margin percentage was due to expanded gross margins on managed services that were more than offset by increased costs of our professional services engagements and investments in new cloud-related service offerings which negatively impacted the service gross margin percentage.
Operating Expenses

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Operating expenses
Selling expenses	$178.0	$204.9	$26.9	15.1%
General and administrative expenses	69.5	80.7	11.2	16.1%
Selling, general and administrative costs	247.5	285.6	38.1	15.4%
Transaction costs	15.6	14.5	(1.1)	(7.1)%
Depreciation and amortization	54.5	61.3	6.8	12.5%
Total operating expenses	$317.6	$361.4	$43.8	13.8%
Selling, general and administrative expenses % of total revenue	12.6%	13.7%		1.1%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $38.1 million, or 15.4%, to $285.6 million during the nine months ended March 31, 2017, from $247.5 million for the nine months ended March 31, 2016. The growth in SG&A was primarily attributed to (1) $7.3 million of additional share-based compensation expense primarily associated with the IPO, (2) additional expenses associated with Netech’s employees, facilities and other expenses, (3) expense associated with investment in direct sales and sales support personnel within high-growth solution offerings including cloud and security, partly offset by the combination of lower incentive compensation to employees as a percent of gross margin and a $5.8 million reduction of expense associated with Atlantix. As a result of these mostly non-recurring items, SG&A as a percent of revenue increased 1.1% to 13.7% of revenue for the nine months ended March 31, 2017 compared to 12.6% of revenue for the nine months ended March 31, 2016.

Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities. In the nine months ended March 31, 2017, $14.5 million of transaction costs were incurred including acquisition-related expenses of $7.2 million related to stay and retention bonuses primarily associated with accelerated vesting which resulted from the IPO, $5.2 million related to transaction-related advisory and diligence fees, $0.4 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings. In the nine months ended March 31, 2016, $15.6 million of transaction costs were incurred including acquisition-related expenses of $2.1 million related to stay and retention bonuses, $1.0 million related to severance charges, $6.3 million related to transaction-related advisory and diligence fees, and $6.2 million related to transaction-related legal, accounting and tax fees primarily related to the acquisition of Netech and disposition of Atlantix.
Depreciation and amortization expense included in operating expenses increased $6.8 million, or 12.5%, to $61.3 million for the nine months ended March 31, 2017, from $54.5 million for the nine months ended March 31, 2016, primarily as a result of increased amortization expense associated with acquired intangible assets associated with the Netech Acquisition.
Interest and Other (Income) Expense

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Interest and other (income) expense
Interest expense	$60.9	$59.9	$(1.0)	(1.6)%
Loss on disposal of business	6.8	—	(6.8)	(100.0)%
Loss on extinguishment of debt	0.9	27.7	26.8	2,977.8%
Other (income) expense, net	0.2	0.2	—	—%
Total interest and other (income) expense	$68.8	$87.8	$19.0	27.6%
Interest and other (income) expense increased $19.0 million, or 27.6%, to $87.8 million for the nine months ended March 31, 2017, from $68.8 million in the nine months ended March 31, 2016. The net increase primarily related to losses on extinguishment of debt associated with (i) the redemption of $97.5 million of Senior Notes, (ii) the repurchase of all of the $111.8 million Subordinated Notes and (iii) the $75.0 million of voluntary prepayments on the term loan facility. The increase in losses on extinguishment of debt was partly offset by lower interest expense for the nine months ended March 31, 2017 associated with a lower average interest rates on our outstanding debt in the current period, further offset by the loss on disposal of business incurred in the nine months ended March 31, 2016 that did not reoccur in the current period.

Income Tax Expense

	Nine months ended March 31, 2016	Nine months ended March 31, 2017	Change
			$	%
Income (loss) before income taxes	$7.1	$(15.6)	$(22.7)	(319.7)%
Income tax expense (benefit)	3.1	(9.6)	(12.7)	(409.7)%
Net income (loss)	$4.0	$(6.0)	$(10.0)	(250.0)%
The income tax benefit was $9.6 million in the nine months ended March 31, 2017, compared to income tax expense of $3.1 million in the nine months ended March 31, 2016 primarily due to a pre-tax loss in the current period. The effective tax rate was 61.5% in the nine months ended March 31, 2017 compared to 43.7% in the nine months ended March 31, 2016. The effective tax rate differed from the U.S. federal statutory rate primarily due to permanently non-deductible expenses which were in greater proportion to the pre-tax book loss in the nine months ended March 31, 2017 resulting in an increase of effective tax rate compared to the nine months ended March 31, 2016. The effective tax rate for the nine months ended March 31, 2017 includes a $0.6 million tax benefit associated with the Company’s adoption of FASB ASU 2016-09.

Adjusted EBITDA
Adjusted EBITDA increased $8.5 million, or 5.4%, to $165.7 million for the nine months ended March 31, 2017, from $157.2 million for the nine months ended March 31, 2016, reflecting strong revenue growth and gross margin percent expansion, offset by the net impact of investments we have made in high-growth areas of our business partly offset by recent increases in operating efficiency.
Adjusted Net Income
Adjusted Net Income increased $8.9 million, or 14.6%, to $69.8 million for the nine months ended March 31, 2017, from $60.9 million in the nine months ended March 31, 2016, resulting from the growth in Adjusted EBITDA along with the impact of lower interest expense in the period as we continued our focus on deleveraging the business.

Liquidity and Capital Resources
We finance our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our various debt facilities. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for at least the next year. In addition, we believe that, despite the uncertainty of future macroeconomic conditions, we have adequate sources of liquidity and funding available to meet our long-term needs. These long-term needs primarily include meeting debt service requirements, working capital requirements and capital expenditures. We may also pursue strategic acquisition opportunities that may impact our future cash requirements.
There are a number of factors that may negatively impact our available sources of funds in the future including the ability to generate cash from operations and borrow on debt facilities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategies and general economic conditions. The amount of cash available for borrowings under our various debt facilities is dependent on our ability to maintain sufficient collateral and general financial conditions in the marketplace.

Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated:

(in millions)	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Net cash provided by (used in)
Operating activities	$56.7	$96.3
Investing activities	(280.0)	(76.0)
Net repayments on the floor plan facility	(7.3)	(38.7)
Other financing activities	153.3	13.2
Financing activities	146.0	(25.5)
Net decrease in cash and cash equivalents	$(77.3)	$(5.2)
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, losses on extinguishment of debt or disposals of businesses and for changes in net working capital assets and liabilities. The cash impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primarily driver of changes in our working capital.

Our net cash provided by (used in) operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were:

(in millions)	Nine months ended March 31, 2016	Nine months ended March 31, 2017
Impact of tax deductible goodwill and intangible assets	$5.7	$9.0
Nine months ended March 31, 2017: Net cash provided by operating activities for the nine months ended March 31, 2017 was $96.3 million. This was primarily attributed to a net loss of $6.0 million adjusted for: $55.2 million of intangible amortization expense, $10.1 million of total property and equipment depreciation expense, $5.1 million of amortization of debt issuance costs, $27.7 million of losses on extinguishment of debt, $8.9 million of share-based compensation and a $10.9 million decrease in our working capital components, partially offset by a $14.4 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in inventory associated with the timing of purchases of equipment and the related sales to our customers. Prepaid expenses and other assets increased during the nine months due to an increase in non-current customer receivables which was offset by a corresponding increase in accrued expenses and other liabilities for the non-current liability to the manufacturer. Unbilled and accounts receivable decreased with an associated decrease in accounts payable-trade associated with customer collections and vendors purchases.
Nine months ended March 31, 2016: Net cash provided by operating activities for the nine months ended March 31, 2016 was $56.7 million. This was primarily attributed to net income of $4.0 million adjusted for: $48.8 million of intangible amortization expense, $9.9 million for total property and equipment depreciation expense, $5.6 million of amortization of debt issuance costs, a $17.7 million deferred income tax benefit and a $6.8 million loss on the disposal of a business unit offset by a net $2.0 million increase in our working capital components. The net increase in our working capital components was primarily driven by a decrease in unbilled and accounts receivable offset by higher disbursements for accounts payable – trade in the period associated with our purchases from vendors and lower accrued expenses and other liabilities.
Investing Activities
Net cash flows from investing activities consist of the cash flows associated with acquisitions and/or dispositions, leasing activities and capital expenditures. In addition, net cash flows of investing activities includes the impact of any acquisitions or dispositions of businesses. During the periods presented all purchases of property and equipment were of a normal recurring nature. With respect to our leasing activities, we reduce our financial exposure and increase liquidity by partnering with various third-party lenders and discounting the customer lease financing receivables. This results in us carrying both a lease asset and an offsetting financial liability to the lenders on our balance sheet. Accordingly, the investment in leased assets appears in our investing activities and the funding we receive from third-party lenders is recognized in our financing activities, discussed below.
Nine months ended March 31, 2017: Net cash used in investing activities for the nine months ended March 31, 2017 was $76.0 million. Cash was primarily used for additional investments in discounted client equipment leases of $76.3 million in support of our business and the purchase of property and equipment of $8.9 million, partially offset by proceeds received from our leasing assets of $8.8 million.
Nine months ended March 31, 2016: Net cash used in investing activities for the nine months ended March 31, 2016 was $280.0 million. Cash was primarily used in the acquisition of businesses of $251.3 million for the acquisitions of Sequoia and Netech, offset by cash provided by the disposition of businesses of $36.3 million for the Atlantix business unit disposal. Cash was also used for additional investments in discounted client equipment leases of $58.4 million in support of our business and the purchase of property and equipment of $9.9 million.
Financing Activities
Net cash flows from financing activities is primarily associated with cash activity associated with our capitalization, including debt and equity activity, cash flow associated with discounting client leases and activity on our accounts payable floor plan facility.
Nine months ended March 31, 2017: Net cash used in financing activities for the nine months ended March 31, 2017 was $25.5 million, comprised of $38.7 million of net repayments on the accounts payable floor plan facility and $13.2 million of other financing activities. The $13.2 million of other financing activities was primarily the result of $247.5 million of proceeds from the initial public offering and $86.5 million in proceeds from discounting financing receivables offset by $5.0 million in repayments on the Receivables Securitization Facility, $230.8 million in repurchases and redemptions of our Senior and Subordinated Notes including redemption premiums and debt extinguishment costs, $80.5 million in repayments on term loans and $4.4 million of retirements of discounted financing receivables.
Nine months ended March 31, 2016: Net cash provided by financing activities for the nine months ended March 31, 2016 was $146.0 million, comprised of $7.3 million of net repayments on the accounts payable floor plan facility that was offset by $153.3 million of other financing activities. The $153.3 million of other financing activities was primarily the result of $142.5 million of borrowings on term loans to fund the acquisition of Netech, $55.5 million in proceeds from discounting financing receivables and $25.0 million in borrowings on the receivables securitization facility, offset by $37.4 million used to repurchase Subordinated Notes held by an unaffiliated third party, $19.2 million of repayments on term loans, $10.3 million of payments for future consideration associated with prior acquisitions.

Liquidity
We generally fund our short- and long-term liquidity needs through the use of cash flows from operations, utilization of the extended payment terms on our accounts payable-floor plan facility and the available credit on our revolving credit facility, accounts receivable securitization facility and long-term debt.
Our management regularly monitors certain liquidity measures to monitor performance. We believe that the most important of those measures include net debt, net working capital ratio and available liquidity.

(in millions)	June 30, 2016		March 31, 2017
Net debt	$1,038.6		$749.1
Net working capital ratio	0.99	x	1.00	x
Available liquidity	$277.5		$235.7
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by the Apollo Funds in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. For the nine months ended March 31, 2017, we were able to significantly reduce our debt using the proceeds from the initial public offering as well as cash on hand. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of March 31, 2017 and June 30, 2016:

(in millions)	June 30, 2016	March 31, 2017
Total long-term debt, net of debt issuance costs	$1,038.0	$754.0
Unamortized debt issuance costs	33.6	22.9
Cash and cash equivalents	(33.0)	(27.8)
Net debt	$1,038.6	$749.1
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio is generally around 1.00x.
Available liquidity – As previously discussed, we fund our short-term cash flow requirements through a combination of cash on hand, cash flows generated from operations and revolving credit facilities. We calculate our available liquidity as a sum of cash and cash equivalents from our consolidated balance sheet plus the amount available and unutilized on our revolving and accounts receivable securitization facilities.

The following table presents amounts outstanding under our primary sources of liquidity as of March 31, 2017 and June 30, 2016:

(in millions)	June 30, 2016	March 31, 2017
Cash and cash equivalents	$33.0	$27.8
Accounts payable—floor plan facility	$223.3	$184.6
Long-term debt:
Revolving credit facility	$—	$—
Receivables Securitization Facility	5.0	—
Term loan facility, due February 2022	732.3	651.9
Senior Notes, 10.25% due February 2023	222.5	125.0
Subordinated Notes, 10.25% due February 2023	111.8	—
Total long-term debt	$1,071.6	$776.9
Cash Flow From Operations: We have historically generated positive cash flows from operations. This source of cash has historically provided sufficient funding for operations, managing working capital needs and servicing of long-term debt. We believe that, despite the uncertainty of future macroeconomic conditions, cash flow from operations will continue to provide us with an adequate source of funding for use in meeting our short-term liquidity needs.
Accounts Payable – Floor Plan Facility: We have an agreement with a financial institution that provides our indirect wholly owned subsidiary with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. We use the extended payment terms of this facility to reduce the working capital needs associated with the timing of vendor payments and the collection of customer receivables. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are also guaranteed by Presidio LLC and subsidiaries. As of March 31, 2017 and June 30, 2016, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $184.6 million and $223.3 million as of March 31, 2017 and June 30, 2016, respectively.
Receivables Securitization Facility: We maintain an accounts receivables securitization facility which provides us with short-term liquidity needs (“Receivables Securitization Facility”). The Receivables Securitization Facility agreement is with our wholly owned non-operating subsidiary, Presidio Capital Funding, LLC (“PCF”). To obtain accounts receivable for use in the Receivables Securitization Facility, PCF purchases the receivables of Presidio Networked Solutions ("PNS") and Atlantix on a continuous basis and then grants, without recourse, a senior undivided interest in the pooled receivables to the administrative agent of the facility, PNC Bank, while maintaining a subordinated undivided interest in any over-collateralization of the pooled receivables. Presidio LLC services the receivables for PCF at market rates and accordingly, no servicing asset or liability has been recorded. Upon and after the sale or contribution of the accounts receivables to PCF, such accounts receivables are legally assets of PCF and, as such, are not available to our creditors or our other subsidiaries. As a result of its disposition in October 2015, Atlantix ceased to be an originator under the Receivables Securitization Facility.
The committed amount of the Receivables Securitization Facility is $250.0 million and the maturity date is February 2, 2018. The borrowing capacity on the facility is subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. We also incur a commitment fee of 0.50% or 0.40%, depending on utilization. At March 31, 2017 and June 30, 2016, the interest rates were 2.38% and 1.87%, respectively, and the commitment fee was 0.50%, as of March 31, 2017 and June 30, 2016.
Accounts receivables purchased by PCF are subject to the satisfaction of customary conditions, including the absence of a termination event and the accuracy of representations and warranties. The obligations under the facility are secured by PCF’s right, title and interest in the pool of receivables and certain related assets. The facility requires that Presidio LLC comply with a minimum fixed charge coverage ratio of 1.0 to 1.0 if its excess liquidity, as defined in the facility, falls below $35.0 million for at least five consecutive days. We were in compliance with this covenant as of both March 31, 2017 and June 30, 2016.

There were no borrowings outstanding under the facility as of March 31, 2017 and $5.0 million outstanding under the facility as of June 30, 2016. We had $159.4 million and $196.0 million available under the facility based on the collateral available as of March 31, 2017 and June 30, 2016, respectively.
February 2015 Credit Facility: On February 2, 2015, Presidio LLC and PNS as borrowers (the “Borrowers”), entered into a senior secured financing facility (the “February 2015 Credit Agreement”), which provided a term loan (“February 2015 Term Loan”) and a revolving credit facility (“February 2015 Revolver”) (collectively referred to as the “February 2015 Credit Facilities”).
The terms of the February 2015 Credit Agreement were amended on May 19, 2015 pursuant to Incremental Assumption Agreement and Amendment No. 1 to, among other things, lower the applicable margin on term loan borrowings. On February 1, 2016, pursuant to Incremental Assumption Agreement and Amendment No. 2, the Borrowers entered into an incremental $25.0 million term loan borrowing. On May 27, 2016, the Borrowers entered into the Incremental Assumption Agreement and Amendment No. 3 (the “May 2016 Amendment”) for an incremental $140.0 million term loan borrowing. On December 30, 2016, the Borrowers made a $25.0 million voluntary prepayment of outstanding term loans under the February 2015 Credit Agreement; after giving effect to the prepayment, $703.6 million in aggregate principal amount of term loans remained outstanding under the February 2015 Credit Agreement. The terms of the February 2015 Credit Agreement were further amended on January 19, 2017 pursuant to the Incremental Assumption Agreement and Amendment No. 4 (the “January 2017 Amendment”) to, among other things, lower the applicable margin on term loan borrowings.
In accordance with the terms of the February 2015 Credit Agreement, the Borrowers may request one or more incremental term loan facilities and/or increase commitments under the February 2015 Revolver in an aggregate amount of up to the sum of $125.0 million plus additional amounts so long as, (i) in the case of loans under additional credit facilities secured by liens (other than to the extent such liens are expressly subordinated in writing to the liens on the collateral securing the February 2015 Credit Agreement), the consolidated net first lien secured leverage ratio would be no greater than 3.25 to 1.00 and (ii) in the case of loans under additional credit facilities that would not be included in the computation of the consolidated net first lien secured leverage ratio, the consolidated net secured leverage ratio would be no greater than 4.25 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.
The Borrowers may voluntarily repay outstanding loans under the February 2015 Credit Agreement at any time, without prepayment premium or penalty except in connection with a repricing event, subject to customary “breakage” costs with respect to LIBOR rate loans.
All obligations under the February 2015 Credit Agreement are unconditionally guaranteed by the Borrowers and each of their existing and future direct and indirect, wholly owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by substantially all assets of the Borrowers and each guarantor, subject to certain exceptions. The February 2015 Credit Agreement is subject to an inter-creditor agreement with the accounts payable—floor plan facility that provides that certain security interests in assets securing the February 2015 Credit Agreement shall be subordinate to the security interests on the collateral securing the obligations under the accounts payable—floor plan facility described above.
The February 2015 Credit Agreement contains certain customary affirmative covenants, negative covenants and events of default. The negative covenants in the February 2015 Credit Agreement include, among other things, limitations (subject in each case to exceptions) on the ability of the Borrowers, the guarantors and their restricted subsidiaries to:

•	incur additional debt or issue certain preferred shares;

•	create liens on certain assets;

•	make certain loans or investments (including acquisitions);

•	pay dividends on or make distributions in respect of capital stock or make other restricted payments;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell assets;

•	enter into certain transactions with affiliates;

•	enter into sale-leaseback transactions;

•	change lines of business;

•	restrict dividends from our subsidiaries or restrict liens;

•	change our fiscal year; and

•	modify the terms of certain debt or organizational agreements.

February 2015 Term Loan: Borrowings under the February 2015 Term Loan bear interest at a rate equal to, at the Borrowers’ option, either:

(a)
the LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans; or

(b)	the base rate determined by reference to the highest of:

(a)	the federal funds rate plus 0.50%,

(b)	the prime rate, or

(c)	the one-month adjusted LIBOR plus 1.00%,
in each case, plus an applicable margin. After giving effect to the January 2017 Amendment, the applicable margin for term loans is 3.25% in the case of LIBOR rate borrowings and 2.25% in the case of base rate borrowings.

The February 2015 Term Loan amortizes 1.00% per annum, payable quarterly on the principal balance outstanding after the effectiveness of the January 2017 Amendment, with the balance paid at maturity.
In addition to the required scheduled quarterly payments on the February 2015 Term Loan, the February 2015 Credit Agreement requires the Borrowers to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
75% (which percentage will be reduced to 50% if the consolidated net first lien secured leverage ratio is less than or equal to 3.00 to 1.00, reduced to 25% if the consolidated net first lien secured leverage ratio is less than or equal to 2.50 to 1.00 and reduced to 0% if the consolidated net first lien secured leverage ratio is less than or equal to 2.00 to 1.00) of the Borrowers’ annual excess cash flow, as defined under the February 2015 Credit Agreement, beginning in our fiscal year ended June 30, 2016;

•
100% of the net cash proceeds of all non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that we may (a) reinvest within twelve months or (b) commit to reinvest those proceeds within 12 months and so reinvest such proceeds within 18 months in assets to be used in the business, or certain other permitted investments; and

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the February 2015 Credit Agreement.
For the year ended June 30, 2016, there were no prepayments required based on the Borrower’s calculation of annual excess cash flow. On December 30, 2016 and March 31, 2017, the Borrowers made a $25.0 million and $50.0 million voluntary prepayment of outstanding term loans under the February 2015 Credit Agreement, respectively. After giving effect to the prepayments and quarterly amortization payments, $651.9 million in aggregate principal amount of term loans remained outstanding under the February 2015 Credit Agreement at March 31, 2017.
February 2015 Revolver: The February 2015 Revolver provides a $50.0 million borrowing capacity with a $25.0 million sublimit available for letters of credit and a swingline loan sub-facility, maturing February 2, 2020. Borrowings under the February 2015 Revolver bear interest at a rate equal to, at the Borrower’s option, either:

(a)
the LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans; or

(b)	the base rate determined by reference to the highest of:

(a)	the federal funds rate plus 0.50%,

(b)	the prime rate, or

(c)	the one-month adjusted LIBOR plus 1.00%,
in each case, plus an applicable margin. The applicable margin for revolving loans is 4.25% in the case of LIBOR rate borrowings and 3.25% in the case of base rate borrowings (with margins for revolving loans subject to certain reductions based on a net first lien leverage ratio).
In addition to paying interest on outstanding principal under the February 2015 Revolver, the Borrowers are required to pay a commitment fee equal to 0.50% (subject to a step down to 0.375% based on a net first lien leverage ratio) in respect of the unutilized commitments under the facility. The Borrowers are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and customary fronting fees.
All borrowings under the February 2015 Revolver are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.
The February 2015 Revolver requires that Presidio Holdings, after an initial grace period and subject to a testing threshold, comply on a quarterly basis with a maximum first lien net senior secured leverage ratio. The testing threshold is met if, at the end of any applicable fiscal quarter, the sum of outstanding exposure under the February 2015 Revolver exceeds 30% of the outstanding commitments under the revolving credit facility at such time.
As of each of March 31, 2017 and June 30, 2016, there were no outstanding borrowings on the February 2015 Revolver and there were $1.5 million in letters of credit outstanding. We are in compliance with the covenants and have $48.5 million available for borrowings under the facility.
Senior Notes and Senior Subordinated Notes: In conjunction with our acquisition by the Apollo Funds on February 2, 2015, Presidio Holdings issued the Senior Notes in an aggregate principal amount of $250.0 million and the Senior Subordinated Notes in an aggregate amount of $150.0 million. On March 15, 2017, the Company used proceeds from the IPO, together with cash on hand, to repurchase from the holder thereof and cancel all of the remaining aggregate principal amount of outstanding Senior Subordinated Notes. In connection therewith, Presidio Holdings satisfied and discharged its obligations under the Senior Subordinated Notes and the Senior Subordinated Notes indenture. Additionally, on March 20, 2017, Presidio Holdings redeemed $97.5 million in aggregate principal amount of the Senior Notes reducing the amount outstanding as of March 31, 2017 to $125.0 million.
Interest on the Senior Notes accrues at a rate of 10.25% per annum, which is payable semiannually in cash on February 15 and August 15 of each year, commencing August 15, 2015. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Presidio Holdings’ present and future direct or indirect wholly owned material domestic subsidiaries that guarantee or are directly liable in respect of the senior facilities or certain other future credit facilities or future capital markets indebtedness.
The Senior Notes and the related guarantees are senior unsecured obligations of Presidio Holdings and the guarantors, respectively.
Prior to February 15, 2018, Presidio Holdings may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest, plus an applicable make-whole premium. On or after February 15, 2018, Presidio Holdings may redeem some or all of the Senior Notes at certain specified redemption prices, plus accrued and unpaid interest.
The indenture governing the Senior Notes limits, among other things, Presidio Holdings and the guarantor subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments;

•	make investments;

•	consummate certain asset sales;

•	engage in transactions with affiliates;

•	grant or assume liens; and

•	consolidate, merge or transfer all or substantially all of Presidio Holdings’ assets.
Most of the restrictive covenants will cease to apply for so long as the Senior Notes are rated investment grade by both Standard & Poor’s and Moody’s. The indenture governing the Senior Notes also contains customary events of default.

Contractual Obligations
There were no material changes in our contractual obligations and commitments associated with operating leases from those disclosed in the March 10, 2017 Prospectus. Contractual obligations and commitments associated with our debt facilities as of March 31, 2017 was as follows (in millions):

	Payments Due by Period
	Total	<1 year	1-3 years	4-5 years	>5 years
Receivables Securitization Facility (1)	$—	$—	$—	$—	$—
Revolving facility (1)	—	—	—	—	—
Term loan facility (1)	651.9	—	—	651.9	—
Senior Notes (1)	125.0	—	—	—	125.0
Senior Subordinated Notes (1)	—	—	—	—	—
Interest (2)	212.0	40.5	81.1	78.7	11.7
Total	$988.9	$40.5	$81.1	$730.6	$136.7

(1)	Includes future principal on long-term borrowings through scheduled maturity dates.

(2)
Interest payments for the variable rate term loan facility was calculated using interest rates as of March 31, 2017. Interest on the Senior Notes was calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

Commitments and Contingencies
See the information set forth in Note 11 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements
We have $1.5 million of outstanding letters of credit on our revolver facility as of each of March 31, 2017 and June 30, 2016. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
Except as described under Note 1 Recent Accounting Pronouncements Adopted During the Period to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q, our accounting policies have not changed from those reported in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of the March 10, 2017 Prospectus.

Recent Accounting Pronouncements
See the information set forth in Note 1 (Recent Accounting Pronouncements Adopted During the Period and Recent Accounting Pronouncements Not Yet Adopted) to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Impact of Inflation
Inflation has not had a material impact on our operating results. We generally have been able to pass along price increases to our customers, though certain economic factors and technological advances in recent years have tended to place downward pressure on pricing.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our term loans are floating and, therefore, are subject to fluctuations. Currently the applicable interest rate is based on a floor, however if interest rates rise in the future with the base rate increasing above the floor, our interest expense will increase. To manage this risk, we may enter into interest rate swaps to add stability to interest expense and to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In the normal course of business, we are subject to certain claims and assessments that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect our consolidated results of operations or our financial position

On July 14, 2015, we received a subpoena from the Office of Inspector General for the General Services Administration ("GSA") seeking various records relating to GSA contracting activity by us during the period beginning in April 2005 through the present. The subpoena is part of an ongoing law enforcement investigation being conducted by the GSA and requests a broad range of documents relating to business conducted in the GSA Multiple Award Schedule program. We are fully cooperating with the Inspector General in connection with the subpoena.

On March 11, 2016, we received a subpoena from the Office of Treasury Inspector General for Tax Administration for the Department of the Treasury seeking various records from January 1, 2014 through the present, relating to Company contracts with the Internal Revenue Service as well as the Company’s interactions with other parties named in the subpoena who were involved in such contracts. We are fully cooperating with the Treasury Inspector General in connection with the subpoena.

As these matters are ongoing, we are unable to determine their likely outcome and are unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for these matters has been recorded.

Item 1A. Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. We could also face additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial. You should carefully consider the risk factors set forth below, together with the financial statements, related notes and other information contained in this Quarterly Report on Form 10-Q and the March 10, 2017 Prospectus before investing in our common stock. Any of the following risks, if realized, could materially and adversely affect our business, financial condition or results of operations and the trading price of our common stock could decline.
Risks Related to Our Business
General economic conditions could adversely impact technology spending by our clients and put downward pressure on prices, which could adversely impact our business, financial condition or results of operations.
Weak economic conditions generally, sustained uncertainty about global economic conditions, U.S. federal or other government spending cuts or a tightening of credit markets could cause our clients and potential clients to postpone or reduce spending on technology solutions, products or services. If our industry becomes more price-sensitive, these conditions could also result in customers demanding lower prices for our solutions. Any downward pressure on prices could affect our sales growth and profitability, which could adversely impact our business, financial condition or results of operations.
Changes and innovation in the information technology industry may result in reduced demand for our information technology solutions.
Our results of operations are influenced by a variety of factors, including the condition of the information technology industry and shifts in demand for, or availability of, information technology solutions. The information technology industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current solutions or render them obsolete. In addition, demand for the solutions we sell to our customers could decrease if we are unable to adapt in areas like cloud technology, IaaS, SaaS, PaaS, SDN or other emerging technologies. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and solutions from us. Changes in the information technology industry may also negatively impact the demand for our solutions, which could adversely impact our business, financial condition or results of operations.

Our financial performance could be adversely impacted if our federal, state and local government clients decrease their spending on technology products.
We provide IT services to various government agencies, including federal, state and local government entities. For the fiscal year ended June 30, 2016, 11% of our revenue came from sales to state and local governments and 6% of our revenue was derived from sales to the federal government. These sales may be impacted by government spending policies, budget priorities and revenue levels.
While our sales to public sector clients are diversified across various agencies and departments, an across-the-board change in government spending policies, including budget cuts at the federal level, could result in our public sector clients reducing their purchases and terminating their service contracts, which could adversely impact our business, financial condition or results of operations.
Our solutions business depends on our vendor partner relationships and the availability of their products.
Our solutions depend on the resale of products that we purchase from vendor partners, which include OEMs, software publishers and wholesale distributors. Under our agreements with our vendor partners, we are authorized to sell all or some of their products in connection with our end-to-end solutions, such as pre- and post-sales network design, configuration, troubleshooting and the support and sale of complementary products and services. Our authorization with each vendor partner has specific terms and conditions with respect to product return privileges, purchase discounts and vendor partner programs and financing programs. These include purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, we do not have any long-term contracts with our vendor partners and our agreements with key vendors may be terminable upon notice by any party. As such, from time to time, vendor partners may limit or terminate our right to sell some or all of their products, or change the terms and conditions under which we obtain their products for integration into our solutions.
We also receive payments and credits from vendors, including consideration under volume incentive programs, shared marketing expense programs and early pay discounts. Our vendor partners may decide to terminate or reduce the benefits under their incentive programs, or change the conditions under which we may obtain such benefits. Any sizable reduction, termination or significant delay in receiving benefits under these programs could adversely impact our business, financial condition or results of operations. If we are unable to timely react to any changes in our vendors’ programs, such as the elimination of funding for some of the activities for which we have been compensated in the past, such changes could adversely impact our business, financial condition or results of operations.
While we purchase from a diverse vendor base, we have significant supplier relationships with our vendor partners Cisco Systems, Inc. (“Cisco”) and EMC Corporation (“EMC”). For the fiscal year ended June 30, 2016, Cisco provided products that made up 67% of our purchases from all manufacturers, while EMC provided products that constituted 10% of our purchases from all manufacturers. Other significant vendor partners are VMware, Inc. and VCE Company, LLC, which provided hardware products that generated 2% and 1%, respectively, of our purchases from all manufacturers in the fiscal year ended June 30, 2016. Our portfolio has been heavily concentrated in Cisco products. Though we do not maintain a long-term contractual arrangement with Cisco, historically Cisco has held a leading position in the IT infrastructure market. The loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of Cisco, any of the other vendors named in this report or any other key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell, eroding our competitive position.
Our Systems Integrator Agreement with Cisco (the “Systems Integrator Agreement”) sets forth the terms and conditions for our purchase and licensing of various products and services from Cisco, serving as the master agreement for all material business transactions with Cisco. The Systems Integrator Agreement sets forth our obligations to maintain certain quality standards in the services we provide our customers and training standards for certain of our personnel in Cisco products, including incentives for our company to maintain high levels of certification in Cisco expertise, which is measured periodically. The Systems Integrator Agreement had an original term of one year and has been regularly extended since its effective date on May 14, 2002, including the most recent extension through August 31, 2017. The Agreement may be terminated by either party without reason by providing the other party with forty-five days’ written notice prior to termination, or by Cisco upon twenty days’ written notice if there are certain changes in control of our Company.
Given the significance of our vendor partners to our business model, any geographic relocation of key distributors used in our purchasing model could increase our cost of working capital, which would have a negative impact on our business, financial condition or results of operations. Similarly, the sale, spin-off or combination of any of our vendor partners and/or of certain of their business units, including a sale or combination with a vendor with whom we do not have an existing relationship, could adversely impact our business, financial condition or results of operations.
Our solutions depend on the innovation and adaptability of our vendor partners, as well as our ability to partner with emerging technology providers.
The technology industry has experienced rapid innovation and the introduction of new hardware, software and services offerings, such as cloud-based solutions. We have been and will expect to continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of these products by clients. If we are unable to keep up with changes in technology and new offerings—for example, by providing the appropriate training to our account managers, technology sales specialists and engineers—it could adversely impact our business, financial condition or results of operations.
Because our solutions involve the resale of vendor products, our business depends on the ability of our vendor suppliers to develop and provide competitive hardware, software and other products. If our vendor partners cannot compete effectively against vendors with whom we do not have a supply relationship, our business, financial condition or results of operations could be adversely impacted. Further, we depend on developing and maintaining relationships with new vendors who can provide products and services in emerging areas of technology, such as cloud, security, mobility, data analytics, software-defined networking and the IoT. To the extent that we cannot develop or maintain relationships with vendors who provide desirable hardware, software and other services, it could adversely impact our business, financial condition or results of operations.
Substantial competition could reduce our market share and significantly harm our financial performance.
Our current competition includes large system integrators and resellers, such as Accenture, Dimension Data and Computer Sciences Corporation; large value-added resellers, such as CDW Corporation and ePlus; local providers in the four regional markets in which we operate (North, South, Tri-State and West); manufacturers who sell directly to end users, such as Dell, Hewlett-Packard and Apple; cloud providers, such as AT&T, Amazon Web Services and Box; and boutique solutions providers, such as Optiv, Cognizant Infrastructure Services and Equinix. Strong performance by these competitors, the increasing number of services providers in the market and rapid innovation in our industry could erode our market share and adversely impact our business, financial condition or results of operations.
We expect our competitive landscape to continue to change as new technologies are developed, resulting in increasingly short technology refresh cycles. Innovation could disrupt our business model and create new and stronger competitors. Some of our hardware and software vendor partners sell and could intensify their efforts to sell their products directly to our clients. For example, ERP systems vendors and other major software vendors increasingly sell their procurement and asset management products along with their application suites. Because of their significant installed client base, these ERP vendors may have the opportunity to offer additional products to existing clients. Further, traditional OEMs have increased their services capabilities through mergers and acquisitions with services providers, which could potentially increase competition in the market to provide clients with comprehensive technology solutions. Any of these trends could adversely impact our business, financial condition or results of operations.
Some solutions providers in our industry compete on the basis of price. To the extent that we face increased competition to gain or retain clients, we may be required to reduce prices, increase advertising expenditures or take other actions that could impact our cash flows. If we are forced to reduce prices and in doing so we are unable to attract new clients or sell increased quantities of products, our sales growth and profitably could be negatively affected, which could adversely impact our business, financial condition or results of operations.
Our earnings could be affected if we lose several larger clients.
Generally, our contracts with our clients are nonexclusive agreements that are terminable upon either party’s discretion with 30 days’ notice. Only certain of our client agreements require longer periods of notice (60 days’ to 90 days’ notice). As of June 30, 2016, we have approximately 7,000 middle-market, large and government clients across a diverse range of industries. In our fiscal year ended June 30, 2016, 19% of our revenue was attributable to our top 25 clients (measured by revenue generated by client). Further, we do not have guaranteed purchasing volume commitments from our clients. As a result, the loss of several of our larger clients, the failure of such clients to pay amounts due to us or a material reduction in purchases made by such clients could adversely impact our business, financial condition or results of operations.

The success of our business depends on the continuing development, maintenance and operation of our information technology systems.
Our success is dependent on the accuracy, proper use and continuing development of our information technology systems, including our business systems and our operational platforms. Our ability to effectively use the information generated by our information technology systems, as well as our success in implementing new systems and upgrades, affects our ability to:

•	conduct business with our clients, including delivering services and solutions;

•	manage our inventory and accounts receivable;

•	purchase, sell, ship and invoice our products and services efficiently and on a timely basis; and

•	maintain our cost-efficient operating model while expanding our business in revenue and in scale.
Disruption or breaches of security to our information technology systems and the misappropriation of our clients’ data could adversely impact our business.
Our information technology systems are vulnerable to disruption by forces outside our control. We have taken steps to protect our information technology systems from a variety of internal and external threats, including computer viruses, malware, phishing, social engineering, unauthorized access and other malicious attacks, but there can be no guarantee that these steps will be effective. Any disruption to or infiltration of our information technology systems could adversely impact our business, financial condition or results of operations. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures which could require us to expend significant resources.
Further, our business may involve the storage and transmission of proprietary, sensitive or confidential information. In addition, we operate data centers and other information technology for our clients, which host our clients’ technology infrastructure and may store and transmit business-critical and confidential data. We have privacy and data security policies in place that are designed to prevent security breaches and confidentiality and data security provisions are standard in our client contracts. However, as newer technologies evolve, our security practices and products may be sabotaged or circumvented by third parties, such as hackers, which could result in disruptions to our clients’ businesses, unauthorized procurement and the disclosure of sensitive corporate information or private personal information. Such breaches in security could damage our reputation and our business; they could also expose us to legal claims, proceedings and liability and to regulatory penalties under laws that protect the privacy of personal information, which could adversely impact our business, financial condition or results of operations.
Our investments in new services and technologies may not be successful.
We have recently begun and continue to invest in new services and technologies, including cloud, security, mobility, data analytics, software-defined networking and IoT. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. There is further risk that we will be unable to protect and enforce our rights to use such intellectual property. Additionally, there is a risk that our clients may not adopt these solutions widely, which would prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, these solutions still rely on third-party hardware and software and our ability to meet stringent service levels; if we are unable to deploy these solutions successfully or profitably, it would adversely impact our business, financial condition or results of operations.

If we infringe on the intellectual property rights of third parties, we may be subject to costly disputes or indemnification obligations that could adversely impact our business, financial condition or results of operations.
We cannot assure you that our activities will not infringe on patents, trademarks or other intellectual property rights owned by others. If we are required to defend ourselves against intellectual property rights claims, we may spend significant time and effort and incur significant litigation costs, regardless of whether such claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may also be subject to substantial claims for damages or a requirement to cease the use of such disputed intellectual property, which could have an adverse effect on our operations. Such litigation or claims and the consequences that could follow could distract our management from the ordinary operation of our business and could increase our costs of doing business, resulting in a negative impact on our business, financial condition or results of operations.

Furthermore, third parties may assert infringement claims against our clients for infringement by our products on the intellectual property rights of such third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims. We also generally extend the indemnification granted by our OEMs to our clients for any such infringement. If any of these claims succeed, we may be forced to pay damages on behalf of our clients or may be required to obtain licenses for the products they use, even though our OEMs may in turn be liable for any such damages. Any infringement on the intellectual property rights of third parties could adversely impact our business, financial condition or results of operations.
Our engagements with our clients are based on estimated pricing terms. If our estimates are incorrect, these terms could become unprofitable.
Some of our client contracts for professional services are fixed-price contracts to which we commit before we provide services to these clients. In pricing such fixed-price client contracts, we are required to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. As a result, the profit that is anticipated at a contract’s inception may not be guaranteed. Our estimates reflect our best judgments about the nature of the engagement and our expected costs in providing the contracted services. However, any increased or unexpected costs, or any unanticipated delays in connection with our performance of these engagements—including delays caused by our third-party providers or by factors outside our control—could make these contracts less profitable or unprofitable and could have an adverse impact on our business, financial condition or results of operations.
Failure to comply with the terms of our contracts with our public sector clients, or with applicable laws and regulations, could result in the termination of our contracts, fines or liabilities. Further, changes in government procurement regulations could adversely impact our business.
We provide information technology services to various government agencies, including federal, state and local government entities, as well as international and intergovernmental agencies. Sales to such public sector clients are highly regulated. Any noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations—including, but not limited to, the False Claims Act and the Foreign Corrupt Practices Act—could result in civil, criminal and administrative liability, such as substantial monetary fines or damages, the termination of government contracts or other public sector client contracts and suspension, debarment or ineligibility from doing business with the government and with other clients in the public sector.
Our contracts with our public sector clients are terminable at any time at the convenience of the contracting agency or group purchasing organization (“GPO”). As such, our relationships with public sector clients are susceptible to government budget, procurement and other policies. Our inability to enter into or retain contracts with GPOs could threaten our ability to sell to current and potential clients in those GPOs. Further, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, financial condition or results of operations.
We also provide services to certain government agencies that require us to have and maintain security clearance at an appropriate level. If an acquisition or any other action we take causes us to lose our security clearance status, or results in our having a lower level of security clearance, we could lose the business of such clients, which could adversely impact our business, financial condition or results of operations.
We rely on third-party companies to perform certain of our obligations to clients, which could impact our business if not performed.
We deliver and manage mission-critical software, systems and network solutions for our clients. We also offer certain services, such as implementation, installation and deployment services, to our clients through various third-party providers who are engaged to perform these services on our behalf. We are also required, as a component of some of our contracts with our OEM partners, to utilize their engineers as part of our solutions. For the fiscal year ended June 30, 2016, 5% of our revenue was attributable to these third-party services. Further, to provide services to our clients outside of the United States, we rely heavily on an international network of preferred sales partners that are generally vetted by our OEM vendor partners. If we or our third-party services providers fail to provide high-quality services to our clients, or if such services result in a disruption of our clients’ businesses, we could be subject to legal claims, proceedings and liability.
As we expand our services and solutions business, we may be exposed to additional operational, regulatory and other risks. For example, we could incur liability for failure to comply with the rules and regulations applicable to the new services and solutions we provide to our clients. Such issues could adversely affect our reputation with our clients, tarnish our brand or render us unable to compete for new work and could adversely impact our business, financial condition or results of operations.
We rely on third-party commercial delivery services to provide products and services to our clients, which if not performed could lead to significant disruption to our business.
We also depend heavily on commercial delivery services to provide products and services to our clients. For example, we generally ship hardware products to our clients by FedEx, United Parcel Service and other commercial delivery services and invoice clients for delivery charges. However, our inability to pass future increases in the cost of commercial delivery services to our clients could decrease our profitability. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers could affect our ability to deliver products to our clients in a timely manner and could adversely impact our business, financial condition or results of operations.
Our business depends on our ability to attract and retain talented personnel.
Our success depends on our ability to attract, develop, engage and retain key personnel to manage and grow our business, including our key executive, management, sales, services and technical employees.
For example, as we seek to expand our offerings of value-added services and solutions, our success depends on attracting and retaining highly skilled technology specialists and engineers, for whom the market is extremely competitive. Increasingly, our competitors are requiring their employees to sign Non-Compete and Non-Solicitation agreements as part of their employment, making it more difficult for us to hire talented individuals with experience in our industry. We do not carry any “key man insurance”—that is, an insurance policy that would cover any financial loss that would arise from the death or incapacity of an important member of our business. Our failure to recruit and retain mission-critical employees could adversely impact our business, financial condition or results of operations.

International trade laws and Anti-Corruption regulations and policies may adversely impact our ability to generate revenue from sales outside of the United States.
A small portion of our revenue is derived from our sales outside of the United States, mostly from the non-U.S. activities of our clients based in the United States. Specifically, non-U.S. sales represented approximately 2% of our total revenue for each of the fiscal years ended June 30, 2016, June 30, 2015, and June 30, 2014, respectively. We are exposed to risk under international trade laws because of our sales derived from countries associated with higher risks of corruption and our use of third-party preferred agents to provide services to our clients outside of the United States. We have implemented a global anti-corruption policy that addresses U.S. laws and regulations governing Anti-Corruption and Anti-Bribery. However, our failure to implement guidance and procedures for specific situations as they arise, as well as inadequate training of our employees on these issues, could result in our inability to comply with international trade laws and regulations.
We also export hardware and software that are subject to certain trade-related U.S. laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) and various economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control. Exports and re-exports of such hardware and software to certain countries in which we conduct business may require regulatory licensing or other authorization. Our failure to implement compliance policies and procedures, including those relating to product classification, licensing, and screening, or to adequately train our personnel to understand and comply with applicable regulations, could result in export or sanctions violations, which could have an adverse impact on our business, financial condition or results of operations.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory and the terms of any withdrawal are subject to a negotiation period that could last years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse impact on our business, financial condition and results of operations.
Interruption of the flow of hardware products from suppliers could disrupt our supply chain.
We rely on hardware products that our vendor partners manufacture or purchase outside of the United States, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products that we resell, could cause disruptions in trade, which would affect our supply chain. Other events that could disrupt our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters affecting any of our suppliers’ facilities;

•	restrictions on the transfer of funds;

•	dependence on an international supply chain;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as strikes.
We cannot predict whether the countries in which our products are purchased or manufactured, or may be purchased or manufactured in the future, will be subject to new or additional trade restrictions or sanctions imposed by the U.S. or other governments. Trade restrictions—including new or increased tariffs, quotas, embargoes, sanctions, safeguards and customs restrictions—against the products we sell, as well as foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of the product available to us.
We could experience, and have experienced in the past, periodic product shortages from our vendor partners if they fail to adequately project demand for certain products. Because we do not maintain hardware inventory that is not supported by executed client orders, except for insignificant spares, we depend on our vendor partners’ continued supply so we can fulfill our clients’ orders on a timely basis. A substantial disruption to our supply chain could adversely impact our business, financial condition or results of operations.
We are exposed to accounts receivables and inventory risks.
We extend credit to our clients for a significant portion of our revenue, typically on 30-day payment terms. As a result, we are subject to the risk that our clients will not pay for the products they have purchased or that they will pay at a slower rate than we have historically experienced. This risk is particularly pronounced during periods of economic downturn or uncertainty or, in the case of our public sector clients, due to governmental budget constraints. Though we devote resources to collections operations and have a low write-off rate, any failure or delay by our clients in paying for the products they have purchased could adversely impact our business, financial condition or results of operations.
Any of our clients may experience a downturn in its business that may weaken its business, financial condition or results of operations. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in losses. A client bankruptcy would delay or preclude full collection of amounts owed to us.

In certain cases, we are able to return unused equipment to our vendors. We primarily acquire inventory once we have an agreement executed with a client and with the exception of an immaterial level of spare parts inventory, we do not generally maintain inventory that is not already designated for sale. However, we may be exposed to the risk that our inventory cannot be returned to the vendor in situations where a client cancels an executed order.
We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including buying limits and restrictions on inventory purchase authority. However, if we were unable to successfully maintain our inventory management procedures and policies, or if there are unforeseen product developments that result in the more rapid obsolescence of our inventory, our inventory risks could increase, which could adversely impact our business, financial condition or results of operations.
We may not be able to realize our entire investment in the equipment we lease.
We are a lessor of technology equipment and the realization of equipment values (residual values) during the life and predominantly at the end of the term of a lease is an important element in our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the value of the equipment at the expected disposition date.

If the market value of leased equipment decreases at a faster rate than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment or other factors, this would adversely affect the recoverability of the estimated residual values of such equipment. Further, certain equipment residual values are dependent on the vendor’s warranties, reputation and other factors, including market liquidity. We also may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment, which failure to realize such values could adversely impact our business, financial condition or results of operations.
We may not realize the full amount of our backlog, which could have a material adverse impact on our business, financial condition or results of operations.
As of March 31, 2017, our backlog orders believed to be firm was approximately $445 million, compared to approximately $453 million as of March 31, 2016. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in our backlog will be profitable. This is because the actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. The actual realization of revenue on engagements included in backlog may never occur or may change because an order could be reduced, modified or terminated early. Several of our orders involve the delivery of services that can be up to five years in duration and may be subject to delays in performance that are beyond our control. Our failure to realize the full amount of our backlog could adversely impact our business, financial condition or results of operations.
Our acquisitions may not achieve expectations, which could affect our profitability.
We have acquired and may acquire, companies and operations that extend or complement our existing business. These transactions involve numerous business risks, including finding suitable transaction partners, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key employees or business relationships and the integration of acquired businesses, any of which could adversely impact our business, financial condition or results of operations.
Furthermore, failure to successfully integrate acquired operations may adversely affect our cost structure, reducing our gross margins and return on investment. In addition, we may acquire entities with unknown liabilities. Should an unknown liability emerge following an acquisition, it could adversely impact our business, financial condition or results of operations.
As with most acquisitions in our industry, we paid a premium to book value in our prior acquisitions and the portion of the purchase price paid in excess of the book value of the assets acquired has been recorded on our books as goodwill or intangible assets. We may be required to account for similar premiums paid on future acquisitions in the same manner. Under existing GAAP, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas finite-lived intangible assets are amortized over the life of the asset. If market and economic conditions (including business valuation levels and trends) deteriorate, we may have to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Additionally, if existing GAAP were modified to require amortization, such impairment charges or amortization expense could adversely affect our net earnings during the period in which the charge or expense is recorded. As of March 31, 2017, we had goodwill and other intangible assets related to our prior acquisitions of $1,551.8 million. Any failure to successfully integrate our acquisitions or a change to existing GAAP goodwill and intangible asset accounting policies could adversely impact our business, financial condition or results of operations.

Our operating results could fluctuate significantly in the future because of industry factors and other factors outside of our control.
Our operating results are dependent on a variety of industry factors, including the condition of the technology industry in general, shifts in demand and pricing for hardware, software and services and the introduction of new products or upgrades.
Our operating results are also dependent on our level of gross profit as a percentage of revenue. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These include general macroeconomic conditions; pricing pressures; changes in product costs from our vendor partners; the availability of price protection, purchase discounts and incentive programs from our vendor partners; changes in product, order size and client mix; the risk that certain items in our inventory become obsolete; increases in delivery costs that we cannot pass on to clients; and general market and competitive conditions.
Our results may be affected by slight variances as a result of seasonality we may experience across our business. This seasonality is typically driven by budget cycles and spending patterns across our diverse client base. For example, our local, state and federal government clients operate on an annual budget cycle, most often on the basis of a fiscal year that begins October 1. Our private sector clients operate on an annual budget cycle, most often on the basis of a fiscal year that begins January 1. It is not uncommon to experience a higher level of contract awards, funding actions and overall government and private demand for services in the final months and weeks of the government and private fiscal years, respectively. Consequently, our revenue in the first and second quarters of our fiscal year may be greater than the revenue recognized in the third and fourth quarters of our fiscal year.
Furthermore, due to general economic conditions, we may not only experience difficulty in collecting our receivables on a timely basis but also may experience a loss due to a client’s inability to pay. In addition, certain economic factors may impact the valuation of certain investments we may make in other businesses.
As a result of these and other factors, quarterly period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.
In addition, our cost structure is based in part on anticipated sales and gross margins. Therefore, we may not be able to adjust our cost structure quickly enough to compensate for any unexpected sales or gross margin shortfall. Any such inability could adversely impact our business, financial condition or results of operations.
We are exposed to risks from legal proceedings and audits.
We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.
We are also subject to intellectual property infringement claims in the ordinary course of our business, which come in the form of cease-and-desist letters, licensing inquiries, lawsuits and other demands. These claims may arise either from the products and services we sell or the business systems and products we use to sell the products and services. In our industry, such claims have become more frequent with the increasing complexity of technological products. In fact, many of these assertions are brought by Non-Practicing entities, whose principal business model is to secure patent licensing revenue.
Because of our significant sales to public sector clients, we are also subject to audits by federal, state and local authorities. From time to time, we receive subpoenas and other requests for information from various government authorities. We may also be subject to audits by various vendor partners and large clients, including government agencies, pursuant to certain purchase and sale agreements. Further, we may be required to indemnify our vendor partners and our clients from claims brought by third parties under certain agreements. See “Business—Governmental, Legal and Regulatory Matters.”

Current and future litigation, infringement claims, governmental proceedings, audits or indemnification claims may result in substantial costs and expenses and regardless of the outcome, significantly divert the attention of our management, which could adversely impact our business, financial condition or results of operations.
Changes in accounting rules could adversely affect our future financial results.
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. Products and services and the manner in which they are bundled, are technologically complex and the characterization of these products and services require judgment to apply revenue recognition policies. Any mischaracterization of these products and services could result in misapplication of revenue recognition policies. Future periodic assessments required by current or new accounting standards may result in noncash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our clients’ decision to purchase from us or to finance transactions with us, which could adversely impact our business, financial condition or results of operations.
Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.
Given our large number of employees, labor-related costs represent a significant portion of our expenses. Salaries, wages, benefits, commissions and other labor compensation costs (not including bonus and payroll tax) for our full-time employees amounted to $380 million, which represented approximately 73% of our selling, general and administrative expenses and approximately 6% of our cost of sales for the fiscal year ended June 30, 2016. An increase in labor costs (for example, as a result of increased competition for skilled labor) or employee benefit costs (such as health care costs or otherwise) could adversely impact our business, financial condition or results of operations.
Our future results will depend on our ability to continue to focus our resources, maintain our business structure and manage costs effectively.
We are continually implementing productivity measures and focusing on measures intended to further improve cost efficiency. We may be unable to realize all expected cost savings in connection with these efforts within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved savings in the future. Future results will depend on the success of these efforts.
We believe that our corporate culture has been and will continue to be a key contributor to our success. From March 31, 2016 to March 31, 2017, we increased the size of our workforce by 39 employees and we expect to continue to hire as we expand. If we do not continue to maintain our corporate culture, we may be unable to foster growth. Our inability to maintain our current business structure will adversely impact our business, financial condition or results of operations.
Under our contracts, should we be unable to control costs, we may incur losses, which could decrease our operating margins and significantly reduce or eliminate our profits. As our industry becomes more price-sensitive, our future profitability will depend on our ability to manage costs or increase productivity. An inability to effectively manage costs will adversely impact our business, financial condition or results of operations.
Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our clients and our financial results.
Our clients depend on our services desk to provide technical support. We may be unable to respond quickly enough to accommodate short-term increases in client demand for support services. Increased client demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In the same vein, any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely impact our reputation and our business, financial condition or results of operations.

We may not meet our growth objectives and strategies, which may impact our competitiveness.
On an ongoing basis, we seek to achieve profitable growth by providing superior solutions to our clients. As we continue to invest in growth opportunities, including our investments in new technologies and capabilities, we may experience unfavorable demand for these services and we may be unable to deploy these solutions successfully or profitably. In addition, we have historically been focused on reducing our costs and may not be able to achieve or maintain targeted cost reductions. Our inability to effectively invest in new growth opportunities or to reduce cost could impact our competitiveness and render it difficult for us to meet our growth objectives and strategies, which could adversely impact our business, financial condition or results of operations.
Ineffective internal controls could impact our business and operating results.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed and we could fail to meet our financial reporting obligations, which could adversely impact our business, financial condition or results of operations.
Risks Related to an Investment in Our Common Stock
Apollo and its affiliates currently have control over us, including the ability to elect all of our directors and prevent any transaction that requires approval of our Board of Directors or our stockholders and may also pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.
As of March 31, 2017, the Apollo Funds indirectly beneficially own approximately 73.7% of our common stock. As a result, the Apollo Funds have the power to elect all of our directors. Therefore, the Apollo Funds effectively have the ability to prevent any transaction that requires the approval of our Board of Directors or our stockholders, including the approval of significant corporate transactions, such as mergers and the sale of substantially all of our assets. Thus, the Apollo Funds are able to significantly influence or effectively control our decisions.
In addition, the stockholders’ agreement with the Apollo Funds that we entered into in connection with our IPO provides that, except as otherwise required by applicable law, if the Apollo Funds hold (a) at least 50% of our outstanding common stock, they will have the right to designate up to five nominees to our Board of Directors, (b) at least 30% but less than 50% of our outstanding common stock, they will have the right to designate up to four nominees to our Board of Directors, (c) at least 20% but less than 30% of our outstanding common stock, they will have the right to designate up to three nominees to our Board of Directors and (d) at least 10% but less than 20% of our outstanding common stock, they will have the right to designate two nominees to our Board of Directors. The agreement provides that if the size of our Board of Directors is increased or decreased at any time, the nomination rights of the Apollo Funds will be proportionately increased or decreased, respectively, rounded up to the nearest whole number.
The interests of the Apollo Funds could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by the Apollo Funds could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that a stockholder may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by the Apollo Funds could cause our stock price to decline.
Additionally, the group of (A) Apollo, (B) the Apollo Funds, (C) any other investment fund or other collective investment vehicle affiliated with or managed by Apollo or whose general partner or managing member is owned, directly or indirectly, by Apollo and (D) any affiliate of the foregoing (in each case, other than the Company and its subsidiaries) (collectively, the “Apollo Group”) is in the business of making or advising on investments in companies and holds (and may from time to time in the future acquire) interests in or provides advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Apollo Group may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Our certificate of incorporation provides that no officer or director of the Company who is also an officer, director, employee, managing director or other affiliate of any member of the Apollo Group will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.
So long as the Apollo Funds continue to beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Funds may continue to be able to strongly influence or effectively control our decisions.
The foregoing and other issues related to the Apollo Funds’ control of any of the foregoing may adversely impact prevailing market prices for our common stock.
The price of our common stock may fluctuate significantly and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares of common stock at or above the price you paid for them. In addition to the risks described in this “Risk Factors” section, the market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in earnings estimates or recommendations by securities analysts, if any, or termination of coverage of our common stock by securities analysts;

•	our failure to meet estimates or forecasts made by securities analysts, if any;

•	conditions that impact demand for our products and services;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the number of our publicly traded shares;

•	sales of common stock by us, the Apollo Funds, members of our management team or any other party;

•	adverse resolution of new or pending litigation against us;

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events; and

•	material weakness in our internal controls over financial reporting.
In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with the Company and these fluctuations may adversely impact prevailing market prices for our common stock.
We are a “controlled company” within the meaning of applicable NASDAQ rules and, as a result, qualify for and rely on, exemptions from certain corporate governance requirements.
The Apollo Funds control a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain the NASDAQ corporate governance requirements, including the requirements:

•	that a majority of the Board of Directors consists of independent directors, as defined under the rules of the NASDAQ;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a nominating and governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements of the NASDAQ.
The foregoing and other issues related to the Apollo Funds’ control of any of the foregoing may adversely impact prevailing market prices for our common stock.
We have no plans to pay regular dividends on our common stock, so you may not receive funds without selling your common stock.
We have no plans to pay regular dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our debt agreements, will be at the sole discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant.
The terms of our senior credit facility and the indenture governing our Senior Notes may restrict our ability to pay cash dividends on our common stock. Our debt instruments contain covenants that restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us. Furthermore, we are permitted under the terms of our debt instrument to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our common stock. Any of the foregoing may adversely impact prevailing market prices for our common stock.
Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
Pursuant to our certificate of incorporation, authorized capital stock consists of 250,000,100 authorized shares, of which 250,000,000 shares, par value $0.01 per share, are designated as common stock and 100 shares, par value $0.01 per share, are designated as preferred stock. As of March 31, 2017, there were 90,882,540 shares outstanding. This number includes the 18,766,465 shares that we sold in our IPO (including the exercise by underwriters of their option to purchase additional shares) which will be freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), subject to the terms of the underwriters' 180-day lock-up agreements. Of the remaining 72,116,075 shares of our common stock outstanding, the shares of common stock owned by the Apollo Funds, our directors and our executive officers will be subject to holding requirements under the federal securities laws, and the shares of common stock owned by the Apollo Funds, our directors, our executive officers and certain other shareholders will be subject to the lock-up agreements between such current stockholders and the underwriters. Pursuant to the lock-up agreements, we, each of our executive officers and directors, the Apollo Funds and certain shareholders have agreed, subject to certain exceptions, with the underwriters not to dispose of or hedge any of the shares of common stock or securities convertible into or exchangeable for shares of common stock until September 5, 2017. J.P. Morgan Securities LLC and Citigroup Global Markets Inc. may, in their sole discretion, release any of these shares from the restrictions at any time without notice. Following the expiration of the applicable lock-up period, all of these shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act, subject, in the case of affiliates of the Company, to volume limitations and applicable holding period requirements.
Subject to the terms of the lock-up agreements, we also may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.
The Company and AP VIII Aegis Holdings, L.P. ("Aegis LP"), the Apollo Fund that is the beneficial owner of most of our common stock, and certain of our employees who invested in the Company in connection with its acquisition by the Apollo Funds on February 2, 2015 are parties to a securityholders agreement (the “Amended Management Stockholders Agreement”). Pursuant to the Amended Management Stockholders Agreement, Aegis LP and certain of its affiliates will have certain demand registration rights for shares of our common stock held by them. In addition, under the Amended Management

Stockholders Agreement, Aegis LP, certain of its affiliates and certain owners of our common stock who are employed by or serve as consultants to or directors of our Company or any of its affiliates (the “Management Holders”) have piggyback and other registration rights with respect to shares of our common stock held by them. Furthermore, under the Amended Management Stockholders Agreement, we have agreed to indemnify (A) each party to the Amended Management Stockholders Agreement and their respective officers, directors, employees, representatives and each person who controls such party, (B) Aegis LP and its officers, managers, employees, representatives and affiliates and (C) any portfolio company of the Apollo Group against losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may be caused by or contained in any information furnished in writing to our Company by such party set forth in (A), (B) or (C) above for use therein.
We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition) or the exercising of any registration rights, or the perception that such sales or such exercising of registration rights could occur, may adversely affect prevailing market prices for shares of our common stock. Any of the foregoing may adversely impact prevailing market prices for our common stock.
Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
We are a Delaware corporation and the antitakeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

•	classify our Board of Directors so that only some of our directors are elected each year;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	delegate the sole power of a majority of the Board of Directors to fix the number of directors;

•	provide the power of our Board of Directors to fill any vacancy on our board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	impose limitations on the ability of our stockholders to call special meetings and act by written consent; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholders’ meetings.
Additionally, Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, which together with any “interested” stockholder, or within the last three years has owned, 15% of our voting stock, for a period of which such person became an interested stockholder, unless the business combination is approved in a prescribed manner.
We have elected not to opt out of Section 203 of the DGCL. We have included a provision in our certificate of incorporation that exempts us from the provisions of the DGCL with respect to combinations between any member of the Apollo Group (including any portfolio company thereof), on the one hand, and us, on the other.
The foregoing factors, as well as the significant common stock ownership by the Apollo Funds, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, may adversely impact prevailing market prices for our common stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers or other employees of the Company to the Company or to the Company’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; (c) any action asserting a claim against the Company or any of our current or former directors, officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation and bylaws; (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine; or (e) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely impact our business, financial condition or results of operations.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price and may adversely impact prevailing market prices for our common stock and the voting and other rights of the holders of shares of our common stock.
We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay dividends.
We are a holding company and we conduct all of our operations through our subsidiaries. As a result, we rely on our subsidiaries for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay any dividends with respect to our common stock. The ability of our subsidiaries to pay dividends or to make other payments or distributions to us depends substantially on their respective operating results and is subject to restrictions under, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries. In addition, the earnings from, or other available assets of, our subsidiaries, may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, is expensive and time-consuming and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
We are subject to reporting, accounting and corporate governance requirements of the NASDAQ, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control for financial reporting. Under Section 404 of the Sarbanes-Oxley Act and pursuant to the terms therein, our independent public accountants auditing our financial statements must attest to the effectiveness of our internal control over financial reporting. To continue to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify control deficiencies which could result in a material weakness or significant deficiency. Furthermore, if we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to management’s assessment of the effectiveness of our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline.

In addition, Dodd-Frank, which amended the Sarbanes-Oxley Act and other federal laws, has created uncertainty for public companies and we cannot predict with any certainty the requirements of the regulations that will ultimately be adopted under Dodd-Frank or how such regulations will affect the cost of compliance for a company with publicly traded common stock. There is likely to be continuing uncertainty regarding compliance matters because the application of these laws and regulations, which are subject to varying interpretations, may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with these evolving laws and regulations, which may result in increased general and administrative expenses and divert management’s time and attention from other business concerns. Furthermore, if our compliance efforts differ from the activities that regulatory and governing bodies expect or intend due to ambiguities related to interpretation or practice, we may face legal proceedings initiated by such regulatory or governing bodies and our business may be harmed. In addition, new rules and regulations may make it more difficult for us to attract and retain qualified directors and officers and may make it more expensive for us to obtain director and officer liability insurance.
If securities analysts do not publish research or reports about our company, or if they publish unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about our company or our industry. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.
Risks Related to Our Indebtedness
Our substantial indebtedness could impair our financial flexibility, competitive position and financial condition.
We have a substantial amount of indebtedness and other obligations. As of March 31, 2017 we had $776.9 million in aggregate principal amount of total debt outstanding, which includes $125.0 million of indebtedness under our Senior Notes which will mature on February 15, 2023, $651.9 million of indebtedness under February 2015 Credit Agreement (without giving effect to undrawn letters of credit), and no obligations owed under our $250.0 million accounts receivable securitization facility.
Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult for us to satisfy our obligations under the terms of our financing arrangements;

•
make it more difficult to comply with the obligations of our debt instruments, including restrictive covenants and borrowing conditions, the failure of which could result in an event of default under the agreements governing our other indebtedness;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•
limit our flexibility to plan for and to adjust to changing business and market conditions in the industry in which we operate and increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements;

•
limit our ability to obtain additional financing for working capital and capital expenditures to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward;

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition; and

•
expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under our February 2015 Credit Agreement and our accounts receivable securitization facility, are at variable rates of interest.

In addition, the terms of the agreements governing our indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our debts. The occurrence of any one of these events could adversely impact our business, financial condition or results of operations, as well as our prospects or ability to satisfy our debt obligations.
In addition to the restrictions contained in our indebtedness, the agreements governing our accounts payable - floor plan facility also contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in the termination of our accounts payable - floor plan facility and the acceleration of our obligations thereunder.
Despite our substantial indebtedness level, we may still be able to incur substantial additional amounts of debt that could further exacerbate the risks associated with our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our accounts receivable securitization facility, the indenture governing our Senior Notes and our February 2015 Credit Agreement contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of March 31, 2017, we had $50.0 million available for additional borrowing under the revolver of our February 2015 Credit Agreement (without giving effect to letters of credit) and $159.4 million available under our accounts receivable securitization facility. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. We may opportunistically raise debt capital, subject to market and other conditions, to refinance our existing capital structure or for strategic alternatives and general corporate purposes as part of our growth strategy. There can be no assurance that such debt capital will be available to us on a timely basis, at reasonable rates or at all. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all of our debt obligations.

The agreements governing our debt contain, and future financing arrangements may contain, various covenants that limit our ability to take certain actions and require us to meet financial maintenance tests. Failure to comply with these terms could adversely impact our financial condition.
Our financing arrangements, including the indenture governing our Senior Notes, our February 2015 Credit Agreement and our accounts receivable securitization facility, contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements that we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our existing financing arrangements, financing arrangements that we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities because they limit the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock or other securities;

•	make investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.
An event of default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under such circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our debt obligations. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service our indebtedness and other cash needs, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to satisfy our debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we are unable to make payments, refinance our debt or obtain new financing under these circumstances, we may consider other options, including:

•	sales of assets;

•	sales of equity;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

•	negotiations with our lenders to restructure the applicable debt.
These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our February 2015 Credit Agreement, our accounts receivable securitization facility and the indenture governing our Senior Notes, may restrict us from adopting some of these alternatives. In the absence of sufficient cash flow from operating results and other resources, we could face substantial liquidity problems and could be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value, or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely impact our business, financial condition or results of operation.
Any decline in the ratings of our corporate credit could adversely affect our ability to access capital.
Any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital.
We are subject to fluctuations in interest rates.
Borrowings under our February 2015 Credit Agreement and our accounts receivable securitization facility are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolver under our February 2015 Credit Agreement and our accounts receivable securitization facility are fully drawn, and based on the outstanding term loan balance as of March 31, 2017, each 0.125% change in assumed blended interest rates would result in an approximately $1.1 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the period from January 1, 2017 through March 13, 2017 (the date that our Registration Statement on Form S-8 covering shares issuable pursuant to our equity incentive plans was filed with the SEC), we issued, pursuant to our 2015 Long-Term Incentive Plan, 5,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), with an exercise price of $5.00 per share to a former employee in connection with the exercise of stock options. This transaction was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. In addition, during the same period, we granted, pursuant to our 2017 Long-Term Incentive Plan, stock options to purchase an aggregate of 1,813,060 shares of our common stock to employees and a director effective as of the pricing date of our IPO of Common Stock on March 9, 2017, with an exercise price equal to the IPO price of $14.00 per share. These grants were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as they were under a compensatory benefit plan as provided under Rule 701.
Use of Proceeds from IPO
On March 9, 2017, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-214755) (the “Registration Statement”) in connection with our IPO.
On March 15, 2017, our IPO was consummated at a per share price of $14.00 whereby we sold 16,666,666 shares of Common Stock, resulting in net proceeds of approximately $219.3 million, after deducting underwriting discounts and commissions of approximately $14.6 million. In addition, the Company incurred $7.2 million of offering expenses in connection with the IPO. No payments for such expenses were made directly or indirectly to any of our officers or directors or persons owning ten percent or more of Common Stock or to their associates, or to our affiliates.
On March 15, 2017 (the “Repurchase Date”), we used proceeds from the IPO, together with cash on hand, to repurchase from the holder thereof all of the $111.8 million in aggregate principal amount of outstanding 10.25% Senior Subordinated Notes due 2023 (the “Subordinated Notes”) issued by our subsidiary Presidio Holdings Inc. (“Presidio Holdings”) pursuant to that certain Indenture, dated as of February 2, 2015 (the “Subordinated Notes Indenture”), among Presidio Holdings, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (in such capacity, the “Subordinated Notes Trustee”), at a repurchase price equal to 110.25% of the principal amount of the Subordinated Notes being repurchased, plus accrued and unpaid interest to, but excluding, the Repurchase Date (the “Subordinated Notes Repurchase”). In connection therewith, Presidio Holdings satisfied and discharged its obligations under the Subordinated Notes Indenture and the Subordinated Notes. Prior to the Subordinated Notes Repurchase, an alternative investment vehicle formed by the limited partners of the Apollo Funds (as defined herein) owned substantially all of the economic interests in the Subordinated Notes pursuant to certain derivative arrangements entered into with Deutsche Bank AG, who was the holder of 100% of the outstanding Subordinated Notes. As such, the portion of the proceeds of the IPO used by us to repurchase the Subordinated Notes were paid, directly or indirectly, to such alternative investment vehicle (net of any amounts owed by such alternative investment vehicle to Deutsche Bank AG pursuant to such derivative arrangements).
On February 17, 2017, Presidio Holdings provided notice to Wilmington Trust, National Association, as trustee (in such capacity, the “Senior Notes Trustee”) under that certain Indenture, dated as of February 2, 2015 (the “Senior Notes Indenture”), among Presidio Holdings, the subsidiary guarantors from time to time party thereto and the Senior Notes Trustee that on March 20, 2017 (the “Redemption Date”), Presidio Holdings intended to redeem up to approximately $97.5 million in aggregate principal amount of its 10.25% Senior Notes due 2023 (the “Senior Notes”) issued under the Senior Notes Indenture, subject to the satisfaction or waiver of certain conditions. With the consummation of the transactions described above, such conditions were satisfied, and on March 20, 2017 (the “Redemption Date”) approximately $97.5 million in aggregate principal amount of the Senior Notes were redeemed at a redemption price equal to 110.25% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date (the “Senior Notes Redemption”). After giving effect to the Senior Notes Redemption, $125 million in aggregate principal amount of Senior Notes remained outstanding.
On March 21, 2017, we consummated the sale to the underwriters of an additional 2,099,799 shares of Common Stock pursuant to the option to purchase additional shares of Common Stock granted by us to the underwriters in connection with the IPO. The additional purchase was consummated at the IPO price of $14.00 per share, which resulted in net proceeds of approximately $28.2 million, after deducting underwriting discounts and commissions of approximately (net of an expense reimbursement) of approximately $1.2 million. We used the remaining net proceeds from the additional purchase to fund, in part, the $50.0 million voluntary prepayment on the Company’s term loan facility made on March 31, 2017.
J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and representatives of the underwriters, which included Barclays Capital Inc. and RBC Capital Markets, LLC, which also acted as joint book-running managers for the IPO, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Wells Fargo Securities, LLC and Evercore Group L.L.C., which acted as book-running managers for the IPO, and Guggenheim Securities, LLC, Apollo Global Securities, LLC and LionTree Advisors LLC, which acted as co-managers for the IPO. Apollo Global Securities, LLC is an affiliate of Apollo Investment Fund VIII, L.P., along with their parallel investment funds (the “Apollo Funds”) and received a portion of the discounts and commissions paid to the underwriters in the IPO. We also reimbursed the underwriters for certain of their expenses in connection with the IPO in an amount up to $100,000. LionTree Advisors LLC acted as our financial advisor in connection with the IPO, and we paid LionTree Advisors LLC a fee of up to $775,000 for its services.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: May 12, 2017	By:	/s/ PAUL FLETCHER
Paul Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017
3.2**	Amended and Restated Bylaws of the Presidio, Inc., effective March 10, 2017
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1****	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2****	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

* Incorporated by reference to Exhibit 3.1 to the Presidio, Inc. Registration Statement on Form S-8, as amended (Registration No. 333-216653)
** Incorporated by reference to Exhibit 3.2 to the Presidio, Inc. Registration Statement on Form S-8, as amended (Registration No. 333-216653)
*** Filed herewith
**** Furnished herewith
† In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.