Form 10-K
period 2017-06-30
Presidio, Inc.
filed 2017-09-21
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-38028
Presidio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2398593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Penn Plaza, Suite 2832
New York, New York 10119
(212) 652-5700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 15, 2017, the latest practicable date, 91,174,875 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding. The aggregate market value of the registrant's common stock, $0.01 par value, held by non-affiliates of the registrant as of such date was approximately $312.7 million, based upon the last reported sales price for such date on the NASDAQ Global Select Market. The registrant's common stock was not traded on December 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.
Documents Incorporated By Reference
Portions of the registrant's proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Presidio, Inc.

This report contains references to a number of our trademarks (including services marks) that are registered trademarks or trademarks for which we have pending applications or common-law rights. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective owners.

Cautionary Statements Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Annual Report on Form 10-K.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K. All forward-looking information in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions;

•	a reduced demand for our information technology solutions;

•	a decrease in spending on technology products by our federal and local government clients;

•	the availability of products from vendor partners and maintenance of vendor relationships;

•	the role of rapid innovation and the introduction of new products in our industry;

•	our ability to compete effectively in a competitive industry;

•	the termination of our client contracts;

•	the failure to effectively develop, maintain and operate our information technology systems;

•	our inability to adequately maintain the security of our information technology systems and clients’ confidential information;

•	investments in new services and technologies may not be successful;

•	the costs of litigation and losses if we infringe on the intellectual property rights of third parties;

•	inaccurate estimates of pricing terms with our clients;

•	failure to comply with the terms of our public sector contracts;

•	any failures by third-party contractors upon whom we rely to provide our services;

•	any failures by third-party commercial delivery services;

•	our inability to retain or hire skilled technology professionals and key personnel;

•	the disruption to our supply chain if suppliers fail to provide products;

•	the risks associated with accounts receivables and inventory exposure;

•	the failure to realize the entire investment in leased equipment;

•	our inability to realize the full amount of our backlog;

•	our acquisitions may not achieve expectations;

•	fluctuations in our operating results;

•	potential litigation and claims;

•	changes in accounting rules, tax legislation and other legislation;

•	increased costs of labor and benefits;

•	our inability to focus our resources, maintain our business structure and manage costs effectively;

•	the failure to deliver technical support services of sufficient quality;

•	the failure to meet our growth objectives and strategies;

•	ineffectiveness of our internal controls;

•	the risks pertaining to our substantial level of indebtedness; and

•	the other factors discussed in the section of this Annual Report entitled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not, in fact, occur. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I

Item 1.         Business

Company Overview

Presidio, Inc. (together with its subsidiaries, the "Company," "Presidio" or "we") is a leading provider of IT solutions to the middle market in North America. We enable business transformation through our expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led, lifecycle model leads to ongoing client engagement. As of June 30, 2017, we serve approximately 7,500 middle-market, large, and government organizations across a diverse range of industries.

We have three solution areas, which are described in more detail throughout this Annual Report on Form 10-K: (i) Digital Infrastructure, (ii) Cloud, and (iii) Security. Through our increasing focus on Cloud and Security solution areas, we believe we are well positioned to benefit from the rapid growth in demand for these technologies. Within our three solutions areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of such solutions include advanced networking, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration, and mobility.

The middle market is a highly attractive segment of the IT services market, and we are differentiated by our strategic focus on this attractive segment. The increasing potential and complexity of emerging technologies and digital transformation are creating more demand for our solutions and services. Customers in the middle market are usually large enough to have substantial technology needs but typically have fewer IT resources and lack the broad expertise required to develop the necessary solutions as compared to larger companies. As a trusted solutions provider, our clients rely on us for IT investment decisions. We simplify IT for them by building solutions utilizing what we view as the best possible technologies. Since many large-scale IT services providers focus on larger enterprises, and because many resellers are unable to provide end-to-end solutions, we believe the middle market has remained underpenetrated and underserved.

We develop and maintain our long-term client relationships through a localized direct sales force of approximately 500 employees based in over 60 offices across the United States as of June 30, 2017. As a strategic partner and trusted advisor to our clients, we provide the expertise to implement new solutions, as well as optimize and better leverage existing IT resources. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of over 1,500 engineers as of June 30, 2017, enabling us to architect and manage the ideal IT solutions for our clients. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win, retain and expand our client relationships.

Our client base is diversified across individual customers and industry verticals. In our fiscal year ended June 30, 2017, only 20% of our revenue was attributable to our top 25 clients by revenue and no industry vertical accounted for more than 19% of our revenue. Among the verticals that we serve, healthcare, government, financial services, education, and professional services are our largest categories. We believe that our diversified client profile is a key driver of our ability to generate growth across different economic and technology cycles.

Our strategic focus on the middle-market and high-growth solutions areas has enabled us to achieve 10% annualized growth in our revenue from our fiscal year ended June 30, 2012 to our fiscal year ended June 30, 2017. We believe that we are well positioned for continued success as IT becomes more transformative and complex, driving demand for our solutions.

As of June 30, 2017, our backlog orders believed to be firm was approximately $500 million, compared to approximately $502 million as of June 30, 2016. Our backlog orders believed to be firm represents executed but unfulfilled client orders that we expect to result in actual revenue in future periods. The actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control, and such realization may never occur or may change because an order could be reduced, modified or terminated early. Due to these uncertainties, we estimate that approximately $96 million of our backlog orders believed to be firm as of June 30, 2017 will not be fulfilled within the current fiscal year. Refer to the "Risk Factors" section for additional information about risks concerning our backlog orders. Additional financial information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Annual Report on Form 10-K.

Our Growth Strategies

Expand and Deepen Relationships with Existing Clients

We have a long history of expanding revenue from existing clients by selling additional solutions based on their evolving needs. We believe increasing complexity in the market combined with our end-to-end IT solutions and our high-touch, lifecycle approach, position us for continued growth. This approach has resulted in strong client satisfaction and increasing client engagement that we believe will enable us to continue expanding our revenue per client as our clients leverage our expertise to adopt emerging technologies. As middle-market businesses embrace cloud capabilities and enhance digital security, we believe we are well positioned to capture increased spend from our existing client relationships.

Develop New Client Relationships

We believe the diverse and fragmented nature of the North American IT services market provides us with a significant opportunity to further grow our client base. We have developed domain expertise managing complex technologies and vertical specific-challenges, which makes us a compelling choice for potential clients looking for an IT solutions partner. Our efforts to develop new client relationships are supported by our existing referenceable client base. With our technological capabilities and proven record of success with clients, we are well positioned to acquire more clients as the need grows for consulting, deployment, integration and managed services. We also conduct highly coordinated marketing and sales activities using the strength of the Presidio brand to win new clients and penetrate highly localized markets. In these markets, we are well positioned against smaller regional IT providers who lack the resources to invest in increasingly advanced IT solutions.

Develop and Offer New Services and Solutions

We focus on providing our clients with the highest quality, optimal solutions for their complex IT needs. We have developed innovative solutions for our clients across technology cycles and are currently developing and providing solutions based on emerging IT trends. Digital Infrastructure, Cloud and Security are some of the fastest growing areas of IT spend and we are focused on developing and deploying new solutions to serve these markets. For example, we have a proprietary connected-vehicle solution, Presidio Managed Cloud and Next Generation Risk Management ("NGRM") security offering that help solve complex IT problems associated with these trends. Through our national team of engineers, we maintain institutional knowledge and services capabilities that are adaptable, scalable, and transferrable. We are constantly improving our offerings and developing new services and solutions for our clients, which we expect to drive incremental growth from existing and new clients.

Further Penetrate the North American Market

We have been expanding our geographic footprint in North America organically and inorganically and see new opportunities in several major regions. We take a deliberate and strategic approach to deciding which markets to pursue and consider a number of factors. Our expertise and solutions are scalable from region to region, so as we continue to expand we expect to take market share and create opportunities in new markets.

Pursue Strategic Acquisitions

We expect to continue to consider strategic acquisitions that can increase our technology expertise and geographic presence. We believe that our M&A strategy enhances and augments all of our growth avenues, including gaining capabilities, cross-selling to our existing clients and entering new markets and verticals. Since 2004, we have acquired and successfully integrated ten companies, capitalizing on our scale, client relationships and vendor partnerships to drive margin expansion post-acquisition. In 2015, we acquired Sequoia Worldwide, LLC ("Sequoia"), a consulting, integration, and services company headquartered in California, which provides us with improved cloud consulting and integration capabilities. In 2016, we acquired Netech Corporation, an IT solutions provider headquartered in Michigan, which provides us with 11 offices to penetrate significant opportunities in the Midwestern United States. We have been successful at integrating our acquisitions and at retaining key management talent. These acquisitions are complementary with new office openings and the organic expansion of our presence in existing geographic markets. We expect to continue to selectively pursue acquisition opportunities within the highly fragmented IT solutions market, with a focus on enhancing our solutions offerings and geographic presence.

Our Competition

We believe we are the only national, vendor-agnostic IT services company that provides advanced end-to-end solutions through local high-touch relationships to the middle market. We believe we are competitively differentiated by our broad range of capabilities that we combine to offer best-in-class solutions to the middle market. We incorporate high-value services including strategy and consulting, design, implementation, optimization, and managed services, as well as technology expertise and strong vendor relationships. Across our solutions, we compete with companies such as Accenture, CDW, Deloitte, IBM, and Optiv. We categorize our competitors as:

•
Large Service Providers: Global service providers have scale and consulting capabilities but are not middle-market focused and generally do not provide all aspects of the IT value chain. We combine the scale, talent, technical expertise, and high-value services of the large service providers with end-to-end solution capabilities and a strategic middle-market focus.

•
Local and Regional Providers: Though local and regional providers often have strong local relationships, many of them have historically been focused on one or two IT areas. As IT complexity has increased, these providers have attempted to transition from a siloed approach toward a multi-technology and multi-vendor approach. However, the relatively small scale of local and regional providers makes investments across multiple, integrated technology stacks financially prohibitive and, as a result, these competitors are increasingly getting left behind as they lack the professional and managed services capabilities in digital infrastructure, cloud, IoT, and cybersecurity. Also, lack of capability and financial scale often excludes these providers from executing on larger, multi-geography projects and relationships and developing advanced services.

•
Boutique Specialists: Many boutique specialists focus in one distinct solution area rather than developing deep capabilities across the full range of IT challenges facing clients today. These firms are also typically sub-scale in terms of geographic coverage limiting their abilities to service larger, multi-location/multi-national customers. Our technical know-how across technologies and vendors, combined with our scale and broad client base, gives us the ability to deliver end-to-end offerings to much larger and more diverse end markets. As technologies continue to grow in complexity and interdependency, these providers will struggle to service client’s needs.

•
Resellers: Rather than focusing principally on product resale, we focus on consulting, solution delivery, and ongoing services that allow us to develop long-lasting client relationships. Our lifecycle engagement model focuses on a holistic approach that includes high-value services and end-to-end solutions.

Our Sponsor

AP VIII Aegis Holdings, L.P. (“Aegis LP”) holds most of our common stock. AP VIII Aegis Holdings GP, LLC (“Aegis GP”) is the general partner of Aegis LP, and Apollo Investment Fund VIII, L.P. (“Apollo VIII”) is one of the members of Aegis GP and as such has the right to direct the manager of Aegis GP in its management of Aegis GP. Apollo Management VIII, L.P. ("Management VIII") serves as the non-member manager of Aegis GP and as the investment manager of Apollo VIII. AIF VIII Management LLC ("AIF VIII LLC") serves as the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VIII LLC, and Apollo Management GP, LLC (“Apollo Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Apollo Management GP and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP.

Founded in 1990, Apollo Global Management, LLC (together with its consolidated subsidiaries, "Apollo") is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Chicago, St. Louis, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. As of June 30, 2017, Apollo had assets under management of approximately $232 billion in private equity, credit and real estate funds, invested across a core group of nine industries in which Apollo has considerable knowledge and resources. For more information about Apollo, please visit www.agm.com. Information contained on Apollo’s website is not intended to form a part of or be incorporated by reference into this prospectus.

Intellectual Property

The PRESIDIO® trademark and certain variations thereof are registered or are the subject of pending trademark applications in the U.S. We believe our trademarks have significant value and are important factors in our marketing programs.

In addition, we own registrations for domain names, including presidio.com and certain other domains, for certain of our primary trademarks.

We also have pending U.S. patent applications related to our cloud management solution known as Presidio Managed Cloud. No patents have been issued from these applications yet and the likelihood of receiving patent protection based on these applications is not yet clear. Once issued, a patent generally has a term of 20 years from the date the application for the patent is filed. Seeking patent protection is part our strategy for competitively differentiating our hybrid cloud solution, but patent protection is not essential to our company as a whole or to our Presidio Managed Cloud business.

Employees

As of June 30, 2017, we had over 2,700 full-time employees in 65 locations across the United States. Included in this total is a localized direct sales force of approximately 500 employees as well as a team of over 1,500 engineers located across the United States as of June 30, 2017. As of June 30, 2017, none of our employees were covered by a collective bargaining agreement.

Corporate History

Known originally as Integrated Solutions, LLC, Presidio was capitalized by an investor group in 2003 to address the need for an elite professional services firm that was focused on providing advanced technology solutions to middle-market businesses. Our early focus was to expand our regional presence and skill set expertise through both organic growth and acquisitions. By 2010, we had completed six acquisitions that complemented our core competencies, helping expand Presidio’s presence to 33 offices in 18 states.

On February 2, 2015, certain investment funds affiliated with or managed by Apollo and its subsidiaries, including Apollo VIII, along with their parallel investment funds (the "Apollo Funds") acquired Presidio Holdings Inc., at which time Presidio Holdings Inc. became a direct wholly-owned subsidiary of the Company. We applied the acquisition method of accounting that created a new basis of accounting for the Company as of that date. Our financial results with periods ending prior to February 2, 2015, have been termed those of “Predecessor,” while the financial results with periods ending subsequent to February 2, 2015, have been termed those of “Successor.” See "Basis of Presentation" in Note 1 to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for additional disclosures.

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

On February 1, 2016, we acquired certain assets and assumed certain liabilities of Netech Corporation (the "Netech Acquisition"). The acquisition of Netech Corporation enabled us to further broaden our portfolio of services and solutions and significantly expand our capabilities within the Midwestern United States.

On March 15, 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017 pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.  The Company received net proceeds of $247.5 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO.

Our principal executive office is located at One Penn Plaza, Suite 2832, New York, New York 10119. Our telephone number is (212) 652-5700.

Available Information

We maintain an internet website at www.presidio.com. Information contained on our website is not part of this Annual Report on Form 10-K. Stockholders of the Company and the public may access our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports (if applicable) filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, through the "Investor Relations" section of our website. You may also obtain a copy of these reports without charge by sending a written request to Presidio, Inc., One Penn Plaza, Suite 2832, New York, New York 10119, Attention: Corporate Secretary. This information is provided by a third party link to the SEC's online

EDGAR database, is free of charge and may be reviewed, downloaded, and printed from our website at any time. Our SEC filings are also available directly from the SEC's website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We also make available free of charge, through the "Investor Relations" section of our website under Corporate Governance, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors. The information contained on our website is not being incorporated herein.

Item 1A.     Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. We could also face additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial. Any of the following risks, if realized, could materially and adversely affect our business, financial condition or results of operations.
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
We provide IT services to various government agencies, including federal, state and local government entities. For the fiscal year ended June 30, 2017, 10% of our revenue came from sales to state and local governments and 4% of our revenue was derived from sales to the federal government. These sales may be impacted by government spending policies, budget priorities and revenue levels.
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
While we purchase from a diverse vendor base, we have significant supplier relationships with our vendor partners Cisco Systems, Inc. (“Cisco”) and Dell, Inc. (“Dell”). For the fiscal year ended June 30, 2017, Cisco provided products that made up 67% of our purchases from all manufacturers, while Dell provided products that constituted 9% of our purchases from all manufacturers. Another significant vendor partner is Palo Alto Networks, Inc., which provided hardware products that generated 2% of our purchases from all manufacturers in the fiscal year ended June 30, 2017. Our portfolio has been heavily concentrated in Cisco products. Though we do not maintain a long-term contractual arrangement with Cisco, historically Cisco has held a leading position in the IT infrastructure market. The loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of Cisco, any of the other vendors named in this report or any other key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell, eroding our competitive position.
Our Systems Integrator Agreement with Cisco (the “Systems Integrator Agreement”) sets forth the terms and conditions for our purchase and licensing of various products and services from Cisco, serving as the master agreement for all material business transactions with Cisco. The Systems Integrator Agreement sets forth our obligations to maintain certain quality standards in the services we provide our customers and training standards for certain of our personnel in Cisco products, including incentives for our company to maintain high levels of certification in Cisco expertise, which is measured periodically. The Systems Integrator Agreement had an original term of one year and has been regularly extended since its effective date on May 14, 2002, including the most recent extension through August 31, 2019. The Agreement may be terminated by either party without reason by providing the other party with forty-five days’ written notice prior to termination, or by Cisco upon twenty days’ written notice if there are certain changes in control of our Company.
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
Our current competition includes large system integrators and resellers, such as Accenture, Dimension Data and DXC Technology; large value-added resellers, such as CDW Corporation and ePlus; local providers in the five regional markets in which we operate (North, South, Tri-State, West and North Central); manufacturers who sell directly to end users, such as Dell, Hewlett-Packard and Apple; cloud providers, such as AT&T, Amazon Web Services and Box; and boutique solutions providers, such as Optiv, Cognizant Infrastructure Services and Equinix. Strong performance by these competitors, the increasing number of services providers in the market and rapid innovation in our industry could erode our market share and adversely impact our business, financial condition or results of operations.

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
Generally, our contracts with our clients are nonexclusive agreements that are terminable upon either party’s discretion with 30 days’ notice. Only certain of our client agreements require longer periods of notice (60 days’ to 90 days’ notice). As of June 30, 2017, we have approximately 7,500 middle-market, large, and government clients across a diverse range of industries. In our fiscal year ended June 30, 2017, 20% of our revenue was attributable to our top 25 clients (measured by revenue generated by client). Further, we do not have guaranteed purchasing volume commitments from our clients. As a result, the loss of several of our larger clients, the failure of such clients to pay amounts due to us or a material reduction in purchases made by such clients could adversely impact our business, financial condition or results of operations.

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
We deliver and manage mission-critical software, systems and network solutions for our clients. We also offer certain services, such as implementation, installation and deployment services, to our clients through various third-party providers who are engaged to perform these services on our behalf. We are also required, as a component of some of our contracts with our OEM partners, to utilize their engineers as part of our solutions. For the fiscal year ended June 30, 2017, 6% of our revenue was attributable to these third-party services. Further, to provide services to our clients outside of the United States, we rely heavily on an international network of preferred sales partners that are generally vetted by our OEM vendor partners. If we or our third-party services providers fail to provide high-quality services to our clients, or if such services result in a disruption of our clients’ businesses, we could be subject to legal claims, proceedings and liability.
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
A small portion of our revenue is derived from our sales outside of the United States, mostly from the non-U.S. activities of our clients based in the United States. Specifically, non-U.S. sales represented approximately 2% of our total revenue for each of the fiscal years ended June 30, 2017 and June 30, 2016 and the Successor period ended June 30, 2015. We are exposed to risk under international trade laws because of our sales derived from countries associated with higher risks of corruption and our use of third-party preferred agents to provide services to our clients outside of the United States. We have implemented a global anti-corruption policy that addresses U.S. laws and regulations governing Anti-Corruption and Anti-Bribery. However, our failure to implement guidance and procedures for specific situations as they arise, as well as inadequate training of our employees on these issues, could result in our inability to comply with international trade laws and regulations.

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
We rely on hardware products that our vendor partners manufacture or purchase outside of the United States, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products that we resell, could cause disruptions in trade, which would affect our supply chain. Other events that could disrupt our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	foreign currency fluctuations;

•	natural disasters affecting any of our suppliers’ facilities;

•	restrictions on the transfer of funds;

•	dependence on an international supply chain;

•	the financial instability or bankruptcy of manufacturers;

•	significant labor disputes, such as strikes; and

•	product or component shortages or significant failures.
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
As of June 30, 2017, our backlog orders believed to be firm was approximately $500 million, compared to approximately $502 million as of June 30, 2016. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in our backlog will be profitable. This is because the actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. The actual realization of revenue on engagements included in backlog may never occur or may change because an order could be reduced, modified or terminated early. Several of our orders involve the delivery of services that can be up to five years in duration and may be subject to delays in performance that are beyond our control. Due to these uncertainties, we estimate that approximately $96 million of our backlog orders believed to be firm as of June 30, 2017 will not be fulfilled within the current fiscal year. Our failure to realize the full amount of our backlog could adversely impact our business, financial condition or results of operations.

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
As with most acquisitions in our industry, we paid a premium to book value in our prior acquisitions and the portion of the purchase price paid in excess of the fair value of the assets acquired has been recorded on our books as goodwill or intangible assets. We may be required to account for similar premiums paid on future acquisitions in the same manner. Under existing U.S. GAAP, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas finite-lived intangible assets are amortized over the life of the asset. If market and economic conditions (including business valuation levels and trends) deteriorate, we may have to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Additionally, if existing U.S. GAAP were modified to require amortization, such impairment charges or amortization expense could adversely affect our net earnings during the period in which the charge or expense is recorded. As of June 30, 2017, we had goodwill and other intangible assets related to our prior acquisitions of $1,533.4 million. Any failure to successfully integrate our acquisitions or a change to existing U.S. GAAP goodwill and intangible asset accounting policies could adversely impact our business, financial condition or results of operations.

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
Because of our significant sales to public sector clients, we are also subject to audits by federal, state and local authorities. From time to time, we receive subpoenas and other requests for information from various government authorities. We may also be subject to audits by various vendor partners and large clients, including government agencies, pursuant to certain purchase and sale agreements. Further, we may be required to indemnify our vendor partners and our clients from claims brought by third parties under certain agreements. See “Item 3. Legal Proceedings.”

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
We prepare our financial statements in conformity with U.S. GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. Products and services and the manner in which they are bundled, are technologically complex and the characterization of these products and services require judgment to apply revenue recognition policies. Any mischaracterization of these products and services could result in misapplication of revenue recognition policies. Future periodic assessments required by current or new accounting standards may result in noncash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our clients’ decision to purchase from us or to finance transactions with us, which could adversely impact our business, financial condition or results of operations.
Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.
Given our large number of employees, labor-related costs represent a significant portion of our expenses. Salaries, wages, benefits, commissions and other labor compensation costs (not including bonus and payroll tax) for our full-time employees amounted to $411 million, which represented approximately 71% of our selling, general and administrative expenses and approximately 6% of our cost of sales for the fiscal year ended June 30, 2017. An increase in labor costs (for example, as a result of increased competition for skilled labor) or employee benefit costs (such as health care costs or otherwise) could adversely impact our business, financial condition or results of operations.
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
As of June 30, 2017, Aegis LP holds approximately 73.7% of our common stock. As a result, through Aegis LP and Apollo VIII, Apollo indirectly has the power to elect all of our directors. Therefore, Apollo effectively has the ability to prevent any transaction that requires the approval of our Board of Directors or our stockholders, including the approval of significant corporate transactions, such as mergers and the sale of substantially all of our assets. Thus, Apollo is able to significantly influence or effectively control our decisions.
In addition, the stockholders’ agreement with Aegis LP that we entered into in connection with our IPO provides that, except as otherwise required by applicable law, if Aegis LP, Apollo VIII or other Apollo Funds hold (a) at least 50% of our outstanding common stock, they will have the right to designate up to five nominees to our Board of Directors, (b) at least 30% but less than 50% of our outstanding common stock, they will have the right to designate up to four nominees to our Board of Directors, (c) at least 20% but less than 30% of our outstanding common stock, they will have the right to designate up to three nominees to our Board of Directors and (d) at least 10% but less than 20% of our outstanding common stock, they will have the right to designate two nominees to our Board of Directors. The agreement provides that if the size of our Board of Directors is increased or decreased at any time, the nomination rights of the Apollo Funds will be proportionately increased or decreased, respectively, rounded up to the nearest whole number.
The interests of Apollo could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by the Aegis LP could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that a stockholder may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by Aegis LP or other Apollo Funds could cause our stock price to decline.
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
Through Aegis LP and Apollo VIII, Apollo controls a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain the NASDAQ corporate governance requirements, including the requirements:

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
The terms of our senior credit facility and the indenture governing our Senior Notes may restrict our ability to pay cash dividends on our common stock. Our debt instruments contain covenants that restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us. Furthermore, we are permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our common stock. Any of the foregoing may adversely impact prevailing market prices for our common stock.

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

As of June 30, 2017, there were 90,969,919 shares of our common stock outstanding. This number includes the 18,766,465 shares which were sold in our IPO and are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”). Of the remaining 72,203,454 shares of our common stock outstanding, Aegis LP holds 67,000,000 shares representing approximately 73.7% of our outstanding shares. The shares owned by Aegis LP, our directors and executive officers are eligible for resale subject to applicable volume and other restrictions under Rule 144 or pursuant to another applicable exemption under the Securities Act.

The Company and Aegis LP, the Apollo Fund that holds most of our common stock, and certain of our employees who invested in the Company in connection with its acquisition by the Apollo Funds on February 2, 2015 are parties to a securityholders agreement (the “Amended Management Stockholders Agreement”). Pursuant to the Amended Management Stockholders Agreement, Aegis LP and certain of its affiliates have certain demand registration rights for shares of our common stock held by them. In addition, under the Amended Management Stockholders Agreement, Aegis LP, certain of its affiliates and certain owners of our common stock who are employed by or serve as consultants to or directors of our Company or any of its affiliates (the “Management Holders”) have piggyback and other registration rights with respect to shares of our common stock held by them. Furthermore, under the Amended Management Stockholders Agreement, we have agreed to indemnify (A) each party to the Amended Management Stockholders Agreement and their respective officers, directors, employees, representatives and each person who controls such party, (B) Aegis LP and its officers, managers, employees, representatives and affiliates and (C) any portfolio company of the Apollo Group against losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may be caused by or contained in any information furnished in writing to our Company by such party set forth in (A), (B) or (C) above for use therein.

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

We filed a registration statement on Form S-8 under the Securities Act registering shares under the Presidio, Inc. 2017 Long-Term Incentive Plan, the Presidio, Inc. Amended and Restated 2015 Long-Term Incentive Plan and the Presidio, Inc. Employee Stock Purchase Plan. Subject to the terms of the awards pursuant to which shares are granted under the incentive plans and except for shares held by affiliates who will be subject to the resale restrictions described above, the shares issuable pursuant to our incentive plans will be available for sale in the public market.
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
The foregoing factors, as well as the significant common stock ownership by Aegis LP could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, may adversely impact prevailing market prices for our common stock.

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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2017 we had $751.6 million in aggregate principal amount of total debt outstanding, which includes $125.0 million of indebtedness under our Senior Notes which will mature on February 15, 2023, $626.6 million of indebtedness under our February 2015 Credit Agreement (without giving effect to undrawn letters of credit), and no obligations owed under our $250.0 million accounts receivable securitization facility.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our accounts receivable securitization facility, the indenture governing our Senior Notes and our February 2015 Credit Agreement contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of June 30, 2017, we had $50.0 million available for additional borrowing under the revolver of our February 2015 Credit Agreement (without giving effect to letters of credit) and $175.5 million available under our accounts receivable securitization facility. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. We may opportunistically raise debt capital, subject to market and other conditions, to refinance our existing capital structure or for strategic alternatives and general corporate purposes as part of our growth strategy. There can be no assurance that such debt capital will be available to us on a timely basis, at reasonable rates or at all. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all of our debt obligations.

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
Borrowings under our February 2015 Credit Agreement and our accounts receivable securitization facility are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolver under our February 2015 Credit Agreement and our accounts receivable securitization facility are fully drawn, and based on the outstanding term loan balance as of June 30, 2017, each 0.125% change in assumed blended interest rates would result in an approximately $1.1 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

We lease all of our properties, which function primarily as regional sales and engineering offices. As of June 30, 2017, we leased space in 65 buildings across the United States. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3.         Legal Proceedings

In the normal course of business, we are subject to certain claims and assessments that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect our consolidated results of operations or our financial position.

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

On March 11, 2016, we received a subpoena from the Office of Treasury Inspector General for Tax Administration for the Department of the Treasury seeking various records from January 1, 2014 through the present, relating to Company contracts with the Internal Revenue Service as well as the Company's interaction with other parties named in the subpoena who were involved in such contracts. We are fully cooperating with the Treasury Inspector General in connection with the subpoena.

As these matters are ongoing, we are unable to determine their likely outcome and are unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for these matters has been recorded. This item should be read in conjunction with the Risk Factors in Item 1A for additional information.

Item 4.         Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

Prior to March 10, 2017, our common stock was privately held and there was no established public trading market for our common stock. On March 10, 2017, in connection with our IPO, our common stock began trading on the Nasdaq Global Select Market (the “NASDAQ”) under the symbol "PSDO." Our IPO was priced at $14.00 per share. The following table sets forth for the periods indicated, on a per share basis, the high and low sale prices for our common stock, as reported by the NASDAQ.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2017
Third Quarter (from March 10, 2017)	$15.59	$13.26
Fourth Quarter	16.38	12.75

Number of Stockholders of Record

As of September 15, 2017, there were 26 shareholders of record of our common stock.

Dividend Policy

We currently expect to retain all available funds and any future earnings for use in the operation and expansion of our business. We have never declared or paid any cash dividends to holders of our common stock. We do not currently anticipate paying dividends on our common stock in the immediate future. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of our indebtedness may restrict us from paying dividends, or may restrict our subsidiaries from paying dividends to us. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The information contained under the section "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders is incorporated by reference herein.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2017.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Presidio, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph presents the cumulative total stockholder return on our common stock as listed on the NASDAQ from March 10, 2017 (the date our common stock commenced trading on the NASDAQ) through June 30, 2017. This graph also compares our common stock to the cumulative total stockholder return on the S&P 1500 Index and the S&P 1500 IT Consulting and Other Services Index. The graph assumes an initial investment of $100.00 in our common stock as of March 10, 2017 and in each of the comparative indicies or peer issuers, and that all dividends were reinvested. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Index	3/10/2017	3/31/2017	4/30/2017	5/31/2017	6/30/2017
Presidio, Inc.	$100.00	$108.67	$103.51	$107.86	$100.42
S&P 1500 Index	$100.00	$99.80	$100.81	$101.98	$102.76
S&P 1500 IT Consulting & Other Services Index	$100.00	$98.13	$95.83	$96.55	$96.65

Item 6.         Selected Financial Data

The following table presents our selected historical consolidated financial data for all the periods presented. The selected historical consolidated statements of operations data for the fiscal years ended June 30, 2017 and June 30, 2016, for the period from November 20, 2014 to June 30, 2015 (Successor) and for the period from July 1, 2014 to February 1, 2015 (Predecessor) and the selected historical consolidated balance sheet information as of June 30, 2017 and June 30, 2016 have been derived from our audited historical consolidated financial statements, included elsewhere in this Form 10-K. The selected historical consolidated statements of operations data for the years ended June 30, 2014 and June 30, 2013 and the selected historical consolidated balance sheet information as of June 30, 2015, 2014 and 2013 have been derived from our historical audited consolidated financial information, not included in this Annual Report on Form 10-K.

In addition to financial information presented in accordance with U.S. GAAP, the following table presents Adjusted Revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income Per Share (all of which are non-GAAP measures defined below). Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. They are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) or revenue, as applicable, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP and they include adjustments for items that may occur in future periods.

Presidio, Inc. was incorporated on November 20, 2014 by certain investment funds affiliated with or managed by Apollo, including Apollo VIII, along with their parallel Apollo Funds in order to complete the acquisition of Presidio Holdings Inc. (the "Predecessor"). The Apollo Funds completed the acquisition on February 2, 2015 (the "Presidio Acquisition"), at which time Presidio Holdings Inc. became a wholly-owned subsidiary of Presidio, Inc. (the "Successor"), As a result of the Presidio Acquisition, the financial information for all periods ending on or after February 2, 2015 represent the financial information of the Successor. Periods ending prior to February 2, 2015 represent the financial information of the Predecessor. From November 20, 2014 (its date of inception) to February 1, 2015, the Successor had no operations or activities other than the incurrence of transaction costs related to the Presidio Acquisition.

You should read the following information together with the consolidated financial statements and notes thereto in Item 8 of this report, "Risk Factors" in Item 1A of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our historical consolidated financial statements and related notes included in our previous filings. Historical results are not necessarily indicative of the results to be expected in the future.

	Predecessor			Successor
	Fiscal Year Ended		July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended
	June 30, 2013	June 30, 2014			June 30, 2016	June 30, 2017
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Revenue	$2,192.4	$2,266.0	$1,392.8	$985.5	$2,714.9	$2,817.6
Cost of revenue	1,778.8	1,812.0	1,103.5	788.5	2,174.3	2,231.7
Gross Margin	413.6	454.0	289.3	197.0	540.6	585.9
Operating expenses	334.3	362.5	262.5	186.4	441.7	477.8
Operating income	79.3	91.5	26.8	10.6	98.9	108.1
Interest expense	33.1	34.3	21.4	46.7	81.9	72.5
Loss on disposal of business	—	—	—	—	6.8	—
Loss on extinguishment of debt	2.9	2.7	7.5	0.7	9.7	28.5
Other (income) expense, net	(1.9)	(2.4)	(0.2)	0.1	0.1	0.1
Total interest and other expense	34.1	34.6	28.7	47.5	98.5	101.1
Income (loss) before income taxes	45.2	56.9	(1.9)	(36.9)	0.4	7.0
Income tax expense (benefit)	18.4	24.4	3.2	(12.6)	3.8	2.6
Net income (loss)	$26.8	$32.5	$(5.1)	$(24.3)	$(3.4)	$4.4
Earnings (loss) per share:
Basic				$(0.35)	$(0.05)	$0.06
Diluted				$(0.35)	$(0.05)	$0.05
Weighted average shares used to compute earnings (loss) per share:
Basic				70,010,538	71,117,962	77,517,700
Diluted				70,010,538	71,117,962	81,861,839

Statement of cash flows data:
Net cash provided by (used in) operating activities	$46.2	$53.3	$74.5	$(1.6)	$86.1	$51.0
Net cash used in investing activities	(65.8)	(74.4)	(71.3)	(678.9)	(322.0)	(101.6)
Net borrowings (repayments) on floor plan facility	24.6	20.5	(29.0)	50.8	20.9	41.6
Other financing activities	(6.2)	0.5	24.3	718.0	159.7	3.5
Net cash provided by (used in) financing activities	18.4	21.0	(4.7)	768.8	180.6	45.1
Net increase (decrease) in cash and cash equivalents	$(1.2)	$(0.1)	$(1.5)	$88.3	$(55.3)	$(5.5)

Other financial data:
Adjusted Revenue (1)	$2,082.6	$2,149.9	$1,323.4	$940.8	$2,683.7	$2,818.2
Adjusted EBITDA (2)	148.9	167.0	116.2	68.6	211.1	226.1
Adjusted EBITDA margin (2)	7.1%	7.8%	8.8%	7.3%	7.9%	8.0%
Adjusted Net Income (3)	73.6	81.7	58.6	13.4	81.2	100.4
Adjusted Net Income per share:
Basic				$0.19	$1.14	$1.30
Diluted				$0.19	$1.11	$1.23
Weighted average shares used to compute Adjusted Net Income per share:
Basic				70,010,538	71,117,962	77,517,700
Diluted				71,311,414	72,830,202	81,861,839

	Predecessor		Successor
	As of June 30,		As of June 30,
	2013	2014	2015	2016	2017
	(in millions, except per share data)
Consolidated Balance Sheet (at the end of the period):
Cash and cash equivalents	$8.6	$8.5	$88.3	$33.0	$27.5
Total assets	1,505.5	1,545.0	2,444.4	2,623.1	2,650.7
Long-term debt, including current maturities	413.3	618.7	933.7	1,038.0	730.7
Total liabilities	1,188.7	1,448.5	2,108.6	2,276.2	2,047.8
Total stockholders' equity	316.8	96.5	335.8	346.9	602.9
Cash dividends declared per common share	$—	$0.46	$—	$—	$—
___________________________________

(1)
Adjusted Revenue is a non-GAAP financial measure. We believe Adjusted Revenue provides supplemental information with respect to our revenue activity associated with our ongoing operations. We define Adjusted Revenue as revenue adjusted to exclude (i) revenue generated by disposed businesses and (ii) noncash purchase accounting adjustments to revenue as a result of our acquisitions. The following table presents a reconciliation of Adjusted Revenue from Revenue:

	Predecessor			Successor
	Fiscal Year Ended		July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended
	June 30, 2013	June 30, 2014			June 30, 2016	June 30, 2017
	(in millions)
Revenue	$2,192.4	$2,266.0	$1,392.8	$985.5	$2,714.9	$2,817.6
Adjustments:
Revenue from disposed business (a)	(109.8)	(116.1)	(69.4)	(46.0)	(32.8)	—
Purchase accounting adjustments (b)	—	—	—	1.3	1.6	0.6
Total adjustments	(109.8)	(116.1)	(69.4)	(44.7)	(31.2)	0.6
Adjusted Revenue	$2,082.6	$2,149.9	$1,323.4	$940.8	$2,683.7	$2,818.2
___________________________________

(a)	“Revenue from disposed business” represents the removal of the historical revenue of Atlantix prior to the sale of the business.

(b)	“Purchase accounting adjustments” include the noncash reduction to revenue associated with deferred revenue step down fair value adjustments in connection with purchase accounting.

(2)
Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) total depreciation and amortization, (ii) interest and other (income) expense and (iii) income tax expense (benefit), as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed business. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Adjusted Revenue. The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Predecessor			Successor
	Fiscal Year Ended		July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended
	June 30, 2013	June 30, 2014			June 30, 2016	June 30, 2017
	(in millions)
Adjusted EBITDA Reconciliation
Net income (loss)	$26.8	$32.5	$(5.1)	$(24.3)	$(3.4)	$4.4
Total depreciation and amortization (a)	56.8	50.6	24.9	32.1	81.7	87.2
Interest and other (income) expense	34.1	34.6	28.7	47.5	98.5	101.1
Income tax expense (benefit)	18.4	24.4	3.2	(12.6)	3.8	2.6
EBITDA	136.1	142.1	51.7	42.7	180.6	195.3
Adjustments:
Share-based compensation expense	2.8	5.5	20.1	1.0	2.2	10.2
Purchase accounting adjustments (b)	—	—	—	4.9	3.9	1.0
Transaction costs (c)	6.8	14.8	42.6	21.3	20.6	14.8
Other costs (d)	9.6	13.0	4.5	1.9	5.6	4.8
Earnings from disposed business (e)	(6.4)	(8.4)	(2.7)	(3.2)	(1.8)	—
Total adjustments	12.8	24.9	64.5	25.9	30.5	30.8
Adjusted EBITDA	$148.9	$167.0	$116.2	$68.6	$211.1	$226.1
___________________________________

(a)
“Total depreciation and amortization” equals the sum of (i) depreciation and amortization within total operating expenses and (ii) depreciation and amortization recorded as part of cost of revenue within our consolidated financial statements.

(b)
“Purchase accounting adjustments” include charges associated with noncash adjustments to acquired assets and liabilities in connection with purchase accounting, such as recognition of increased cost of revenue in connection with an inventory step up fair value adjustment, recognition of reduced revenue in connection with a deferred revenue step down fair value adjustment and recognition of increased office rent expense associated with a fair value adjustment to the liabilities associated with deferred rent.

(c)
“Transaction costs” (1) of $6.8 million for the fiscal year ended June 30, 2013 includes acquisition related expenses of $1.9 million related to stay and retention bonuses, $0.2 million related to severance charges, $2.4 million related to transaction-related legal, accounting and tax fees and $2.3 million related to professional fees and expenses associated with debt refinancings; (2) of $14.8 million for the fiscal year ended June 30, 2014 includes acquisition-related expenses of $0.8 million related to stay and retention bonuses, $0.3 million related to severance charges, $0.7 million related to transaction-related legal, accounting and tax fees and $13.0 million related to professional fees and expenses associated with debt refinancings; (3) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings; (4) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; (5) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; and (6) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(d)
“Other costs” (1) of $9.6 million for the fiscal year ended June 30, 2013 includes expenses of $0.8 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, certain unusual legal expenses of $1.6 million, $2.1 million related to payments to our former sponsor for advisory and consulting services and $4.7 million related to certain acquisition-related integration and related costs; (2) of $13.0 million for the fiscal year ended June 30, 2014 includes expenses of $3.7 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $1.1 million related to unusual office start-up development costs, an unusual and non-recurring loss of $1.7 million related to an Atlantix customer receivable, certain unusual legal expenses of $2.2 million, $2.1 million related to payments to our former sponsor for advisory and consulting services and $2.2 million related to certain acquisition-related integration and related costs; (3) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items; (4) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; (5) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; and (6) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items.

(e)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(3)    Adjusted Net Income is a non-GAAP financial measure. We believe that Adjusted Net Income provides additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business and (x) the income tax impact associated with the foregoing items and adjusted for (1) the impact of permanently nondeductible expenses, (2) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and (3) the impact of discrete tax items. The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

	Predecessor			Successor
	Fiscal Year Ended		July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended
	June 30, 2013	June 30, 2014			June 30, 2016	June 30, 2017
	(in millions)
Adjusted Net Income reconciliation
Net income (loss)	$26.8	$32.5	$(5.1)	$(24.3)	$(3.4)	$4.4
Adjustments:
Amortization of intangible assets	45.3	38.3	18.3	26.4	67.2	73.6
Amortization of debt issuance costs	4.7	4.4	2.4	2.7	7.6	6.5
Loss on disposal of business	—	—	—	—	6.8	—
Loss on extinguishment of debt	2.9	2.7	7.5	0.7	9.7	28.5
Share-based compensation expense	2.8	5.5	20.1	1.0	2.2	10.2
Purchase accounting adjustments (a)	—	—	—	4.9	3.9	1.0
Transaction costs (b)	6.8	14.8	42.6	21.3	20.6	14.8
Other costs (c)	9.6	13.0	4.5	1.9	5.6	4.8
Earnings from disposed business (d)	(6.4)	(8.4)	(2.7)	(3.2)	(1.8)	—
Income tax impact of adjustments (e)	(18.9)	(21.1)	(29.0)	(18.0)	(37.2)	(43.4)
Total adjustments	46.8	49.2	63.7	37.7	84.6	96.0
Adjusted Net Income	$73.6	$81.7	$58.6	$13.4	$81.2	$100.4
___________________________________

(a)
“Purchase accounting adjustments” include charges associated with noncash adjustments to acquired assets and liabilities in connection with purchase accounting, such as recognition of increased cost of revenue in connection with an inventory step up fair value adjustment, recognition of reduced revenue in connection with a deferred revenue step down fair value adjustment and recognition of increased office rent expense associated with a fair value adjustment to the liabilities associated with deferred rent.

(b)
“Transaction costs” (1) of $6.8 million for the fiscal year ended June 30, 2013 includes acquisition-related expenses of $1.9 million related to stay and retention bonuses, $0.2 million related to severance charges, $2.4 million related to transaction-related legal, accounting and tax fees and $2.3 million related to professional fees and expenses associated with debt refinancings; (2) of $14.8 million for the fiscalyear ended June 30, 2014 includes acquisition-related expenses of $0.8 million related to stay and retention bonuses, $0.3 million related to severance charges, $0.7 million related to transaction-related legal, accounting and tax fees and $13.0 million related to professional fees and expenses associated with debt refinancings; (3) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings; (4) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; (5) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; and (6) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(c)
“Other costs” (1) of $9.6 million for the fiscal year ended June 30, 2013 includes expenses of $0.8 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, certain unusual legal expenses of $1.6 million, $2.1 million related to payments to our former sponsor for advisory and consulting services and $4.7 million related to certain acquisition-related integration and related costs; (2) of $13.0 million for the fiscal year ended June 30, 2014 includes expenses of $3.7 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $1.1 million related to unusual office start-up development costs, an unusual and non-recurring loss of $1.7 million related to an Atlantix customer receivable, certain unusual legal expenses of $2.2 million, $2.1 million related to payments to our former sponsor for advisory and consulting services and $2.2 million related to certain acquisition-related integration and related costs; (3) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items; (4) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain nonrecurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; (5) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; and (6) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items.

(d)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(e)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at the Company’s average statutory rate of 39.0%, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes, (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and (iii) adjustments for discrete tax items, such as the remeasurement of deferred tax liabilities, due to state effective tax rate changes, write-off of deferred tax assets resulting from reorganizations and excess tax benefits on stock compensation.

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Page
Introduction	38
Overview	38
Results of Operations	42
Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016	47
Successor Fiscal Year Ended June 30, 2016 Compared to Successor Period From November 20, 2014 to June 30, 2015 and Predecessor Period From July 1, 2014 to February 1, 2015	52
Pro Forma Fiscal Year Ended June 30, 2015	56
Fiscal Year Ended June 30, 2016 Compared to Pro Forma Fiscal Year Ended June 30, 2015	58
Liquidity and Capital Resources	64
Contractual Obligations	72
Commitments and Contingencies	72
Off-Balance Sheet Arrangements	73
Dividends	73
Critical Accounting Policies and Estimates	73
Recent Accounting Pronouncements	80
Impact of Inflation	80

Introduction

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “Presidio,” and similar terms refer to Presidio, Inc. and its subsidiaries. You should read the following discussion in conjunction with the historical consolidated financial statements of Presidio, Inc. and its subsidiaries and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in "Item 1A. Risk Factors." Our actual results may differ materially from those contained in any forward-looking statements.

The following is a discussion and analysis of:

•our consolidated financial condition as of June 30, 2017 and 2016 and our consolidated results of operations for the fiscal year ended June 30, 2017, the fiscal year ended June 30, 2016, for the Successor period ended June 30, 2015, for the Predecessor period ended February 1, 2015 and for the Pro Forma period ended June 30, 2015.

•significant factors which we believe could affect our prospective financial condition and results of operations.

Overview

Presidio is a leading provider of IT solutions to the middle market in North America. We enable business transformation through our expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led, lifecycle model leads to ongoing client engagement. As of June 30, 2017, we serve approximately 7,500 middle-market, large, and government organizations across a diverse range of industries.

We develop and maintain our long-term client relationships through a localized direct sales force of approximately 500 employees based in over 60 offices across the United States as of June 30, 2017. As a strategic partner and trusted advisor to our clients, we provide the expertise to implement new solutions, as well as optimize and better leverage existing IT resources. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of over 1,500 engineers as of June 30, 2017, enabling us to architect and manage the ideal IT solutions for our clients. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win, retain and expand our client relationships.

We have three solution areas: (i) Digital Infrastructure, (ii) Cloud, and (iii) Security. Within these areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of our solutions include advanced networking, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management, and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration, and mobility.

Digital Infrastructure Solutions: Our enterprise-class Digital Infrastructure solutions enable clients to deploy IT infrastructure that is cloud-flexible, mobile-ready, secure, and insight-driven. We also make clients’ existing IT infrastructure more efficient and flexible for emerging technologies. Within Digital Infrastructure, we are focused on networking, collaboration, enterprise mobility, IoT, and data analytics. Given the millions of potential configurations across technologies, our clients rely on our expertise to simplify the highly complex IT landscape.

Cloud Solutions: Companies are increasingly turning to us for help with their cloud strategy and adoption. We combine our highly specialized cloud professional services with our deep experience in cloud-managed services, converged infrastructure, server, storage, support, and capacity-on-demand economic models to provide a complete lifecycle of cloud infrastructure solutions for our clients. Our proprietary tools, technical expertise, and vendor-agnostic approach help our customers accelerate and simplify cloud adoption across the entire IT lifecycle.

Security Solutions: We use a risk-based security consulting methodology to assess, design, implement, manage, and maintain information security solutions that protect our customers’ critical business data and protects against loss of client loyalty, corporate reputation, and disruptions in ongoing operations. We offer cyber risk management, infrastructure security, and managed security solutions to our clients. Through our NGRM, we provide comprehensive risk assessments, detailed reporting, ongoing reviews, process and program development, and training services. NGRM ensures that identified vulnerabilities are mitigated and business risk has been properly addressed. Because our customers’ infrastructures are constantly changing, our NGRM offering is structured as a recurring service with regular periodic assessments of the current security posture combined with ongoing monitoring and surveillance through our 7x24 Security Operations Centers. Our experience spans all major verticals including retail, education, healthcare, government, banking, pharmaceutical, and others. We have expertise with HIPAA, PCI DSS, FISMA, the Sarbanes-Oxley Act, and others. We help our clients design and implement information security programs consistent with industry best practices and comply with the regulatory mandates of their specific vertical that are flexible enough to help ensure information security in an ever-changing risk environment. Findings, recommendations and real time security posture status, including our proprietary Risk Management Score, are provided through a 7x24 portal that is accessible by our clients and is updated with the up to date vulnerabilities identified by several industry sources.

We help our clients establish both technical and non-technical security controls and practices to prevent, detect, correct, and minimize the risk of loss or damage to information resources, disruption of access to information resources, and unauthorized disclosure of information. In addition to our NGRM program, we offer options for security strategy program development, security awareness training, technology exposure assessments, and incident response.

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

Competitive markets: We believe that we are uniquely positioned to take advantage of the markets in which we operate because of our expertise and specialization. We focus on the middle-market segment of the IT services market. Since most large-scale IT service providers focus on larger enterprises and because smaller regional competitors are typically unable to provide end-to-end solutions, we believe the middle market is under-penetrated and under-served. Strategic and investment decisions by our competitors may affect our operating performance.

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

Components of Results of Operations

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

In conjunction with the Presidio Acquisition on February 2, 2015 by the Apollo Funds, the Company has applied the acquisition method of accounting, which created a new basis of accounting as of that date. The Company’s financial results with periods ending prior to February 2, 2015 have been termed the predecessor entity (“Predecessor”), while the financial results with periods ending subsequent to February 2, 2015 have been termed the successor entity (“Successor”).

As a result of applying the acquisition method of accounting on February 2, 2015, the Predecessor and Successor entities have different bases of accounting and, as a result, these periods are not comparable to one another. The significant differences in the consolidated statements of operations and cash flows include depreciation and amortization of certain tangible and intangible assets recorded at fair value as of February 2, 2015, along with certain transaction expenses related to the Presidio Acquisition and interest expense associated with debt. The significant differences in the consolidated balance sheet include fair value adjustments to certain assets and liabilities made as of February 2, 2015, and adjustments to debt and equity associated with the post-acquisition capital structure.

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown have been made. With the exception of acquisition related accounting, all other adjustments are of a normal recurring nature.
There are a number of factors that impact the revenue and margin profile of the solutions we provide, including, but not limited to, solution and technology complexity, technical expertise requiring the combination of products, and value-added services provided, as well as other elements that may be specific to a particular engagement.
Revenue and cost of revenue: Revenue from the sale of our solutions is primarily comprised of the sale of third-party products, software, and third-party support service contracts along with the sale of Company and third-party services. We separately present product revenue and service revenue, along with the associated cost of revenue, in our consolidated statements of operations.
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
Revenue for third-party support service contracts: Revenue from the sale of third-party support service contracts is recognized net of the related cost of revenue. In a third-party support service contract, all services are provided by our third-party providers and as a result, we are acting as an agent and recognize revenue on a net basis at the date of sale, with revenue being equal to the gross margin on the transaction. As we are under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the third-party support service agreement.
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

Service revenue: Our service revenue includes consulting and integration services, project management, managed services, and support services and includes:
Revenue for professional services: Revenue for professional services is generally recognized as the services are performed. For time and material service contracts, revenue is recognized at the contractual hourly rates for the hours performed during the period. For fixed price service contracts, revenue is recognized on a proportional performance method based on the labor hours completed compared to the total estimated hours for the scope of work with contract and revenue accrued or deferred as appropriate. Cost of revenue associated with professional services includes the compensation, benefits, and other costs associated with our delivery and project management engineering team, as well as costs charged by subcontractors.
Revenue for managed services: Revenue for managed services is generally recognized on a straight-line basis over the term of the arrangement. We may incur upfront costs associated with professional and managed services including, but not limited to, purchasing third-party support service arrangements, and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided as cost of revenue. In addition, cost of revenue includes the compensation, benefits and other costs associated with our managed services engineering team, costs charged by subcontractors, and depreciation of the software used to deliver our managed services and managed cloud contracts.
Gross margin: Our product gross margin is impacted by the types of technology sold in our solutions, as well as the mix of third-party support service contracts. As described previously, our third-party support service sales are recognized on a net basis, resulting in the gross margin being recognized as revenue. Accordingly, higher attach rates of third-party support service contracts to the sale of hardware and more successful renewals of expiring contracts have a significant favorable impact to our gross margin percentage.
Our service gross margin is primarily impacted by our ability to deliver on fixed price professional services engagements within scope, the ability to keep our delivery engineers utilized and the hourly bill rate charged to clients. The complexity of the solutions sold to our clients may require specialized engineering capabilities that can favorably impact the bill rate we charge. Our service revenue and cost of revenue also includes third-party services. Generally, a higher mix of professional services delivered by our delivery engineers has a favorable impact on service gross margin. In addition, our managed services gross margins are favorably impacted by our ability to negotiate longer contracts with our clients, as well as renewing contracts at a high rate, which improves our operating efficiency. Generally, a higher percentage of our overall revenue relates to services sold to our clients when the technology complexity of our solutions increases. Accordingly, our gross margins are favorably impacted by our ability to deliver more complex solutions, which include professional and managed services.
Operating expenses: Our operating expenses include selling expenses, general and administrative expenses, transaction costs, and depreciation and amortization.
Selling expenses are comprised of compensation (including share-based compensation), variable incentive pay, and benefits related to our sales personnel along with travel expenses and other employee related costs. Variable incentive pay is largely driven by our gross margin performance. We expect selling expenses to increase as a result of higher gross margin, as well as continued investment in our direct and indirect sales resources. However, we expect selling expenses to decline as a percentage of our total revenue.
General and administrative expenses are comprised of compensation (including share-based compensation) and benefits of administrative and operational support personnel, including variable incentive pay and other administrative costs such as facilities expenses, professional fees, and bad debt expense. We expect general and administrative expenses to increase due to our growth however, we expect general and administrative expenses to decline as a percentage of our total revenue as we realize the benefits of scale.

Transaction costs include acquisition-related expenses (such as stay and retention bonuses), severance charges, advisory and diligence fees, transaction-related legal, accounting, and tax fees, as well as professional fees and related out-of-pocket expenses associated with refinancing of debt and credit agreements.
Depreciation and amortization primarily includes the amortization of acquired intangible assets associated with our acquisitions and depreciation associated with our property and equipment.
Total interest and other (income) expense: Total interest and other (income) expense primarily includes interest expense associated with our outstanding debt. In addition, we include losses on extinguishment of debt and other noncash gains or losses within total interest and other (income) expense.

Results of Operations

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. In addition to financial information presented in accordance with GAAP, such as total revenue and net income, management uses Adjusted Revenue, Adjusted EBITDA and Adjusted Net Income (all of which are non-GAAP measures defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or revenue, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.
We believe that the most important GAAP and non-GAAP measures include:

	Predecessor	Successor
(in millions)	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Total revenue	$1,392.8	$985.5	$2,714.9	$2,817.6
Adjusted Revenue	$1,323.4	$940.8	$2,683.7	$2,818.2
Gross margin	$289.3	$197.0	$540.6	$585.9
Adjusted EBITDA	$116.2	$68.6	$211.1	$226.1
Adjusted EBITDA margin	8.8%	7.3%	7.9%	8.0%
Net income (loss)	$(5.1)	$(24.3)	$(3.4)	$4.4
Adjusted Net Income	$58.6	$13.4	$81.2	$100.4
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
The reconciliation of Adjusted Revenue from total revenue for each of the periods presented is as follows:

	Predecessor	Successor
(in millions)	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Total revenue	$1,392.8	$985.5	$2,714.9	$2,817.6
Adjustments:
Revenue from disposed business	(69.4)	(46.0)	(32.8)	—
Purchase accounting adjustments	—	1.3	1.6	0.6
Total adjustments	(69.4)	(44.7)	(31.2)	0.6
Adjusted Revenue	$1,323.4	$940.8	$2,683.7	$2,818.2

Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense (benefit), as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed business. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Adjusted Revenue.

The reconciliation of Adjusted EBITDA from net income (loss) for each of the periods presented is as follows:

	Predecessor	Successor
(in millions)	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Adjusted EBITDA Reconciliation:
Net income (loss)	$(5.1)	$(24.3)	$(3.4)	$4.4
Total depreciation and amortization (1)	24.9	32.1	81.7	87.2
Interest and other (income) expense	28.7	47.5	98.5	101.1
Income tax expense (benefit)	3.2	(12.6)	3.8	2.6
EBITDA	51.7	42.7	180.6	195.3
Adjustments:
Share-based compensation expense	20.1	1.0	2.2	10.2
Purchase accounting adjustments (2)	—	4.9	3.9	1.0
Transaction costs (3)	42.6	21.3	20.6	14.8
Other costs (4)	4.5	1.9	5.6	4.8
Earnings from disposed business (5)	(2.7)	(3.2)	(1.8)	—
Total adjustments	64.5	25.9	30.5	30.8
Adjusted EBITDA	$116.2	$68.6	$211.1	$226.1
___________________________________

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

(3)
“Transaction costs” (i) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings; (ii) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; (iii) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; and (iv) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(4)
“Other costs” (i) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items; (ii) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; (iii) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (iv) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to severance.

(5)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

Adjusted Net Income – Adjusted Net Income is a non-GAAP measure, which management uses to provide additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for (1) the impact of permanently nondeductible expenses, (2) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and (3) the impact of discrete items.

	Predecessor	Successor
(in millions)	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Adjusted Net Income reconciliation:
Net income (loss)	$(5.1)	$(24.3)	$(3.4)	$4.4
Adjustments:
Amortization of intangible assets	18.3	26.4	67.2	73.6
Amortization of debt issuance costs	2.4	2.7	7.6	6.5
Loss on disposal of business	—	—	6.8	—
Loss on extinguishment of debt	7.5	0.7	9.7	28.5
Share-based compensation expense	20.1	1.0	2.2	10.2
Purchase accounting adjustments (1)	—	4.9	3.9	1.0
Transaction costs (2)	42.6	21.3	20.6	14.8
Other costs (3)	4.5	1.9	5.6	4.8
Earnings from disposed business (4)	(2.7)	(3.2)	(1.8)	—
Income tax impact of adjustments (5)	(29.0)	(18.0)	(37.2)	(43.4)
Total adjustments	63.7	37.7	84.6	96.0
Adjusted Net Income	$58.6	$13.4	$81.2	$100.4

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

(2)
“Transaction costs” (i) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-

related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings; (ii) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; (iii) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; and (iv) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(3)
“Other costs” (i) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items; (ii) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; (iii) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (iv) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items.

(4)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(5)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at the Company’s average statutory rate of 39.0%, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes, (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and (iii) adjustments for discrete tax items, such as the remeasurement of deferred tax liabilities, due to state effective tax rate changes, write-off of deferred tax assets resulting from reorganizations and excess tax benefits on stock compensation.

Basis of Presentation and Results of Operations

In conjunction with the Presidio Acquisition on February 2, 2015 by the Apollo Funds, we have applied the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which creates a new basis of accounting as of that date. The consolidated statements of operations and cash flows with periods ending prior to February 2, 2015 are those of the Predecessor, while the consolidated statements of operations and cash flows with periods ending on or subsequent to June 30, 2015 are those of the Successor1.

Prior to the Presidio Acquisition, the Successor had no operations or activities other than the incurrence of transaction costs related to the Presidio Acquisition. The consummation of the Presidio Acquisition effectuated a corresponding step-up in basis of accounting as Presidio Holdings Inc. was deemed significant to us. Consequently, the financial statements for all the Successor’s periods are not comparable to those of the Predecessor’s periods presented.

We have presented the results of operations for the Successor fiscal year ended June 30, 2016 compared to each of the separately presented Predecessor period from July 1, 2014 to February 1, 2015 and Successor period from November 20, 2014 to June 30, 2015. In addition, we have also included supplemental disclosures by comparing our historical periods to the “Pro Forma” fiscal year ended June 30, 2015, which represents the results of the Company for the fiscal year ended June 30, 2015 as if the Presidio Acquisition had occurred on July 1, 2014. We have determined that presenting the discussion and analysis of the results of operations in this manner promotes the overall usefulness of information presented in a manner consistent with how management reviews our performance. This approach may yield results that are not strictly comparable on a period to period basis and may not reflect the actual results we would have achieved if the Presidio Acquisition had occurred at the beginning of the period. Our historical results are not necessarily indicative of results that may be expected for any future period. The information contained below should therefore be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this Form 10-K.

___________________________________

1
From November 20, 2014 to February 1, 2015, the Successor had no operations or activities other than the incurrence of transaction costs related to the Presidio Acquisition. See “Basis of Presentation.”

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Revenue
Product	$2,319.8	$2,373.2	$53.4	2.3%
Service	395.1	444.4	49.3	12.5%
Total revenue	2,714.9	2,817.6	102.7	3.8%
Cost of revenue
Product	1,866.5	1,884.2	17.7	0.9%
Service	307.8	347.5	39.7	12.9%
Total cost of revenue	2,174.3	2,231.7	57.4	2.6%
Gross margin	540.6	585.9	45.3	8.4%
Product gross margin	453.3	489.0	35.7	7.9%
Service gross margin	87.3	96.9	9.6	11.0%
Product gross margin %	19.5%	20.6%		1.1%
Service gross margin %	22.1%	21.8%		(0.3)%
Total gross margin %	19.9%	20.8%		0.9%
Operating expenses
Selling expenses	248.2	276.2	28.0	11.3%
General and administrative	96.9	105.0	8.1	8.4%
Transaction costs	20.6	14.8	(5.8)	n.m.
Depreciation and amortization	76.0	81.8	5.8	7.6%
Total operating expenses	441.7	477.8	36.1	8.2%
Selling, general and administrative expenses % of total revenue	12.7%	13.5%		0.8%
Operating income	98.9	108.1	9.2	9.3%
Interest and other (income) expense
Interest expense	81.9	72.5	(9.4)	(11.5)%
Loss on disposal of business	6.8	—	(6.8)	(100.0)%
Loss on extinguishment of debt	9.7	28.5	18.8	193.8%
Other (income) expense, net	0.1	0.1	—	—%
Total interest and other (income) expense	98.5	101.1	2.6	2.6%
Income before income taxes	0.4	7.0	6.6	n.m.
Income tax expense	3.8	2.6	(1.2)	(31.6)%
Net income (loss)	$(3.4)	$4.4	$7.8	(229.4)%

Adjusted EBITDA	$211.1	$226.1	$15.0	7.1%
Adjusted Net Income	$81.2	$100.4	$19.2	23.6%
___________________________________
n.m. - not meaningful

Revenue

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Revenue
Product	$2,319.8	$2,373.2	$53.4	2.3%
Service	395.1	444.4	49.3	12.5%
Total revenue	$2,714.9	$2,817.6	$102.7	3.8%

Total revenue increased $102.7 million, or 3.8%, to $2,817.6 million for the fiscal year ended June 30, 2017, compared to total revenue of $2,714.9 million for the fiscal year ended June 30, 2016. The increase in total revenue resulted from an increase in client demand across both Cloud and Security solutions along with a higher proportion of services as part of our solutions. Revenue growth during the period was also favorably impacted by seven months of incremental Netech sales. Furthermore, we saw an acceleration in the proportion of our solutions being delivered in the form of software subscriptions where we are an agent, accordingly the revenue associated with these solutions are recognized net of the related cost of sales in total revenue. Revenue growth was 7.8% adjusting for (i) software subscription solution offerings during the fiscal year ended June 30, 2017 to be on the same terms as comparable sales in the prior year, (ii) the exclusion of $32.8 million of revenue associated with our Atlantix business in the fiscal year ended June 30, 2016 prior to its disposition in October 2015, and (iii) purchase accounting adjustments.

Revenue from sales of product increased $53.4 million, or 2.3%, to $2,373.2 million for the fiscal year ended June 30, 2017, compared to $2,319.8 million for the fiscal year ended June 30, 2016. Higher customer demand for data center, mobility, and security solutions was further enhanced by higher growth in third party support revenue, partly offset by the impact of net recognition of software subscription sales.

Revenue from sales of services increased $49.3 million, or 12.5%, to $444.4 million for the fiscal year ended June 30, 2017, as compared to $395.1 million for the fiscal year ended June 30, 2016, a result of increased demand for our professional, managed, and cloud consulting services in connection with the greater complexity of solutions sold. The shift to more complex solution sales resulted in a 10.9% increase in utilized hours of our engineers and a 2.1% increase in the hourly bill rate charged to our customers.

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Revenue by solution area
Cloud	$391.7	$501.1	$109.4	27.9%
Security	249.4	324.1	74.7	30.0%
Digital Infrastructure	2,073.8	1,992.4	(81.4)	(3.9)%
Total revenue	$2,714.9	$2,817.6	$102.7	3.8%

Cloud revenue increased $109.4 million, or 27.9%, to $501.1 million in the fiscal year ended June 30, 2017, compared to $391.7 million for the fiscal year ended June 30, 2016, a result of strong demand in client engagements around multi-cloud and IT transformation, converged and hyper-converged infrastructure, data center modernization and associated services to support new multi-cloud infrastructure particularly with middle-market and large clients. In the middle market, growth was driven by both healthcare and education clients. Large market client growth was driven by demand from retail and media, communications, and entertainment clients.

Security revenue increased $74.7 million, or 30.0%, to $324.1 million in the fiscal year ended June 30, 2017, compared to $249.4 million in the fiscal year ended June 30, 2016, driven by higher demand from customers as they look to stay ahead of increasingly complex cyber security threats which drove adoption of advanced security technologies and services across middle-market and large clients. In the middle market, information technology clients experienced strong growth as well as education clients. Manufacturing and transportation as well as media, communications, and entertainment customers drove the growth in the large market sector.

Digital Infrastructure decreased $81.4 million, or 3.9%, to $1,992.4 million in the fiscal year ended June 30, 2017, compared to $2,073.8 million in the fiscal year ended June 30, 2016. Large clients experienced softening demand for core infrastructure solutions, particularly in the healthcare market as customers shifted focus to cloud and security solutions.

Gross Margin

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Gross margin
Product gross margin	$453.3	$489.0	$35.7	7.9%
Service gross margin	87.3	96.9	9.6	11.0%
Gross margin	$540.6	$585.9	$45.3	8.4%
Product gross margin %	19.5%	20.6%		1.1%
Service gross margin %	22.1%	21.8%		(0.3)%
Total gross margin %	19.9%	20.8%		0.9%

Total gross margin increased $45.3 million, or 8.4%, to $585.9 million for the fiscal year ended June 30, 2017, as compared to $540.6 million for the fiscal year ended June 30, 2016, primarily a result of an increase in total revenue of 3.8% between periods and the sale of higher margin solutions. The growth in total gross margin was negatively impacted by $7.5 million of gross margin associated with our Atlantix business in the fiscal year ended June 30, 2016. As a percentage of total revenue, total gross margin increased 90 basis points to 20.8% for the fiscal year ended June 30, 2017, compared to 19.9% of revenue for the fiscal year ended June 30, 2016.

Product gross margin as a percentage of product revenue was 20.6% for the fiscal year ended June 30, 2017, an increase of 110 basis points from 19.5% for the fiscal year ended June 30, 2016. The increase in gross margin percentage was due to higher margin product offerings featuring mobility and security technologies, increased sales of third party support services, and the impact of software subscription solution offerings recognized on a net basis.
Service gross margin as a percentage of services revenue decreased 30 basis points from 22.1% for the fiscal year ended June 30, 2016, to 21.8% for the fiscal year ended June 30, 2017. The decrease in gross margin percentage was due to expanded gross margins on managed services that were more than offset by a higher proportion of engagements that utilized third party services and investments in new cloud-related service offerings.

Operating Expenses

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Operating expenses
Selling expenses	$248.2	$276.2	$28.0	11.3%
General and administrative	96.9	105.0	8.1	8.4%
Selling, general and administrative costs	345.1	381.2	36.1	10.5%
Transaction costs	20.6	14.8	(5.8)	n.m.
Depreciation and amortization	76.0	81.8	5.8	7.6%
Total operating expenses	$441.7	$477.8	$36.1	8.2%
Selling, general and administrative expenses % of total revenue	12.7%	13.5%		0.8%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $36.1 million, or 10.5%, to $381.2 million during the fiscal year ended June 30, 2017, up from $345.1 million for the fiscal year ended June 30, 2016. The growth in SG&A was primarily attributed to (1) $8.0 million of additional share-based compensation expense primarily associated with the IPO, (2) additional expenses associated with Netech’s employees, facilities and other expenses, (3) expense associated with investment in direct sales and sales support personnel within high-growth solution offerings including cloud and security, partly offset by the combination of lower incentive compensation to employees as a percent of gross margin and a $5.8 million reduction of expense associated with Atlantix. Due to the impact of these items, SG&A as a percent of revenue increased 0.8% to 13.5% of revenue for the fiscal year ended June 30, 2017 compared to 12.7% of revenue for the fiscal year ended June 30, 2016.
Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities. In the fiscal year ended June 30, 2017, $14.8 million of transaction costs were incurred including acquisition-related expenses of $7.4 million related to stay and retention bonuses primarily associated with accelerated vesting which resulted from the IPO, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings. In the fiscal year ended June 30, 2016, $20.6 million of transaction costs were incurred including acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, and $6.0 million related to transaction-related legal, accounting and tax fees primarily related to the acquisition of Netech and disposition of Atlantix.

Depreciation and amortization expense included in operating expenses increased $5.8 million, or 7.6%, to $81.8 million for the fiscal year ended June 30, 2017, from $76.0 million for the fiscal year ended June 30, 2016, primarily as a result of increased amortization expense associated with acquired intangible assets associated with the Netech Acquisition.

Interest and Other (Income) Expense

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Interest and other (income) expense
Interest expense	$81.9	$72.5	$(9.4)	(11.5)%
Loss on disposal of business	6.8	—	(6.8)	(100.0)%
Loss on extinguishment of debt	9.7	28.5	18.8	193.8%
Other (income) expense, net	0.1	0.1	—	—%
Total interest and other (income) expense	$98.5	$101.1	$2.6	2.6%

Interest and other (income) expense increased $2.6 million, or 2.6%, to $101.1 million for the fiscal year ended June 30, 2017, from $98.5 million in the fiscal year ended June 30, 2016. The net increase primarily related to losses on extinguishment of debt associated with (i) the redemption of $97.5 million of Senior Notes, (ii) the repurchase of all of the $111.8 million Subordinated Notes and (iii) the $100.2 million of voluntary prepayments on the term loan facility made over the course of the fiscal year ended June 30, 2017 using cash from operations and existing cash on hand, as well as the remaining proceeds from the IPO, offset by lower interest expense for the fiscal year ended June 30, 2017 associated with (a) debt refinancing resulting in a lower average interest rate on our outstanding debt in the current period, (b) a reduction in average outstanding principal balance, (c) the loss on disposal of business incurred in the fiscal year ended June 30, 2016 that did not reoccur in the current period, partially offset by an increase in floating interest rates.

Income Tax Expense

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017	Change
			$	%
Income before income taxes	$0.4	$7.0	$6.6	n.m.
Income tax expense	3.8	2.6	(1.2)	(31.6)%
Net income (loss)	$(3.4)	$4.4	$7.8	(229.4)%

Income tax expense of $2.6 million was recognized for the fiscal year ended June 30, 2017, compared to income tax expense of $3.8 million for the year ended June 30, 2016. The effective tax rate for the twelve months ended June 30, 2017 was 37.1% compared to 950.0% in the twelve months ended June 30, 2016 due to higher pre-tax book income, lower permanent tax differences and a smaller impact of the revaluation of deferred tax balances related to the state effective tax rate change compared to prior year. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses which is offset by the favorable stock compensation excess benefit deduction.

Adjusted EBITDA

Adjusted EBITDA increased $15.0 million, or 7.1%, to $226.1 million for the fiscal year ended June 30, 2017, from $211.1 million for the fiscal year ended June 30, 2016, reflecting improved Adjusted EBITDA margins during the year driven by gross margin percent expansion, offset by the net impact of sales investments we have made in high-growth areas of our business to drive future growth.

Adjusted Net Income

Adjusted Net Income increased $19.2 million, or 23.6%, to $100.4 million for the fiscal year ended June 30, 2017, from $81.2 million for the fiscal year ended June 30, 2016, resulting from the growth in Adjusted EBITDA along with the impact of lower interest expense in the period, largely associated with the repurchase and redemption of our Senior and Subordinated Notes as part of the IPO, as we continued our focus on deleveraging the business.

Successor Fiscal Year Ended June 30, 2016 compared to Successor period from November 20, 2014 to June 30, 20152 and Predecessor period from July 1, 2014 to February 1, 2015

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Revenue
Product	$1,201.4	$848.0	$2,319.8
Service	191.4	137.5	395.1
Total revenue	1,392.8	985.5	2,714.9
Cost of revenue
Product	952.9	679.9	1,866.5
Service	150.6	108.6	307.8
Total cost of revenue	1,103.5	788.5	2,174.3
Gross margin	289.3	197.0	540.6
Product gross margin	248.5	168.1	453.3
Service gross margin	40.8	28.9	87.3
Product gross margin %	20.7%	19.8%	19.5%
Service gross margin %	21.3%	21.0%	22.1%
Total gross margin %	20.8%	20.0%	19.9%
Operating expenses
Selling expenses	137.6	94.4	248.2
General and administrative	59.9	40.5	96.9
Transaction costs	42.6	21.3	20.6
Depreciation and amortization	22.4	30.2	76.0
Total operating expenses	262.5	186.4	441.7
Selling, general and administrative expenses % of total revenue	14.2%	13.7%	12.7%
Operating income	26.8	10.6	98.9
Interest and other (income) expense
Interest expense	21.4	46.7	81.9
Loss on disposal of business	—	—	6.8
Loss on extinguishment of debt	7.5	0.7	9.7
Other (income) expense, net	(0.2)	0.1	0.1
Total interest and other (income) expense	28.7	47.5	98.5
Income (loss) before income taxes	(1.9)	(36.9)	0.4
Income tax expense (benefit)	3.2	(12.6)	3.8
Net loss	$(5.1)	$(24.3)	$(3.4)

Revenue

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Revenue
Product	$1,201.4	$848.0	$2,319.8
Service	191.4	137.5	395.1
Total revenue	$1,392.8	$985.5	$2,714.9
___________________________________

2
From November 20, 2014 to February 1, 2015, the Successor had no operations or activities other than the incurrence of transaction costs related to the Presidio Acquisition. See “Basis of Presentation.”

Total revenue was $2,714.9 million for the fiscal year ended June 30, 2016, which consisted of product revenue of $2,319.8 million and service revenue of $395.1 million, compared to total revenue of $985.5 million for the Successor period from November 20, 2014 to June 30, 2015, which consisted of product revenue of $848.0 million and service revenue of $137.5 million, and total revenue of $1,392.8 million for the Predecessor period from July 1, 2014 to February 1, 2015, which consisted of product revenue of $1,201.4 million and service revenue of $191.4 million.

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Revenue by solution area
Cloud	$184.1	$108.9	$391.7
Security	90.5	65.8	249.4
Digital Infrastructure	1,118.2	810.8	2,073.8
Total revenue	$1,392.8	$985.5	$2,714.9

Total revenue for the fiscal year ended June 30, 2016 consisted of Cloud revenue of $391.7 million, or 14.4% of total revenue, Security revenue of $249.4 million, or 9.2% of total revenue, and Digital Infrastructure revenue of $2,073.8 million, or 76.4% of total revenue. For the Successor period from November 20, 2014 to June 30, 2015, total revenue consisted of Cloud revenue of $108.9 million, or 11.1% of total revenue, Security revenue of $65.8 million, or 6.7% of total revenue, and Digital Infrastructure revenue of $810.8 million, or 82.2% of total revenue. For the Predecessor period from July 1, 2014 to February 1, 2015, total revenue consisted of Cloud revenue of $184.1 million, or 13.2% of total revenue, Security revenue of $90.5 million, or 6.5% of total revenue, and Digital Infrastructure revenue of $1,118.2 million, or 80.3% of total revenue.

Gross Margin

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Product gross margin	$248.5	$168.1	$453.3
Service gross margin	40.8	28.9	87.3
Gross margin	$289.3	$197.0	$540.6
Product gross margin %	20.7%	19.8%	19.5%
Service gross margin %	21.3%	21.0%	22.1%
Total gross margin %	20.8%	20.0%	19.9%

Gross margin for the fiscal year ended June 30, 2016 was $540.6 million, or 19.9% of total revenue, which consisted of product gross margin of $453.3 million, or 19.5% of product revenue, and service gross margin of $87.3 million, or 22.1% of service revenue. The product gross margin percentage was impacted by a lower proportion of third-party support services revenue. The service gross margin percentage included the impact of costs associated with the completion of our customer migration to a unified managed services platform, costs incurred as a result of the expansion of our cloud services capabilities in connection with the Sequoia acquisition and the mix of our professional services.

Gross margin for the Successor period from November 20, 2014 to June 30, 2015 was $197.0 million, or 20.0% of total revenue, which consisted of product gross margin of $168.1 million, or 19.8% of product revenue, and service gross margin of $28.9 million, or 21.0% of service revenue. The product gross margin percentage was impacted by a higher proportion of third-party support services revenue partially offset by lower margin product offerings sold in the period. The service gross margin percentage was impacted by reduced gross margins on managed services revenue as we transition from multiple services platforms into an integrated managed services offering.

Gross margin for the Predecessor period from July 1, 2014 to February 1, 2015 was $289.3 million, or 20.8% of total revenue, which consisted of product gross margin of $248.5 million, or 20.7% of product revenue, and service gross margin of $40.8 million, or 21.3% of service revenue. The product gross margin percentage was impacted by a higher proportion of third-party support services revenue and higher margin product offerings sold in the period. The service gross margin percentage was impacted by reduced gross margins on managed services revenue as we transition from multiple services platforms into an integrated managed services offering.

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Operating expenses
Selling expenses	$137.6	$94.4	$248.2
General and administrative	59.9	40.5	96.9
Selling, general and administrative	197.5	134.9	345.1
Transaction costs	42.6	21.3	20.6
Depreciation and amortization	22.4	30.2	76.0
Total operating expenses	$262.5	$186.4	$441.7
Selling, general and administrative expenses % of total revenue	14.2%	13.7%	12.7%

For the fiscal year ended June 30, 2016, SG&A was $345.1 million, or 12.7% of total revenue, which consisted of selling expenses of $248.2 million and general and administrative expenses of $96.9 million. For the Successor period from November 20, 2014 to June 30, 2015, SG&A was $134.9 million, or 13.7% of total revenue, which consisted of selling expenses of $94.4 million and general and administrative expenses of $40.5 million. Selling expenses in the period were driven higher by increased variable incentive pay to our sales force on higher gross margin dollars in the period. For the Predecessor period from July 1, 2014 to February 1, 2015, SG&A was $197.5 million, or 14.2% of total revenue, which consisted of selling expenses of $137.6 million and general and administrative expenses of $59.9 million. Excluding the impact of $20.1 million of share-based compensation, largely due to the acceleration of vesting of share-based awards to employees as a result of the Presidio Acquisition, SG&A was $177.4 million, or 12.7% of total revenue, in the period.

Transaction costs of $20.6 million for the fiscal year ended June 30, 2016 primarily related to professional fees and related expenses incurred as a result of diligence, acquisition and disposition activity, including expenses associated with proposed acquisitions that were not completed, transaction-related costs associated with the acquisitions of Sequoia and Netech and expenses associated with the disposition of Atlantix. Transaction costs of $21.3 million during the Successor period from November 20, 2014 to June 30, 2015 primarily related to professional fees and related costs of the Successor in connection with the Presidio Acquisition, including legal and accounting due diligence efforts, advisory fees and related expenses. Transaction costs of $42.6 million during the Predecessor period from July 1, 2014 to February 1, 2015, primarily related to professional fees and related costs of the Predecessor in connection with the Presidio Acquisition including success-based advisory and transaction fees, accounting and tax fees, legal fees and other related costs and expenses.

Depreciation and amortization expense included in operating expenses was $76.0 million for the fiscal year ended June 30, 2016, primarily related to the $67.2 million of amortization of intangible assets associated with the Presidio Acquisition, the Netech Acquisition and the Sequoia acquisition compared to $30.2 million during the Successor period from November 20, 2014 to June 30, 2015, primarily related to amortization of intangible assets associated with the Presidio Acquisition, and $22.4 million during the Predecessor period from July 1, 2014 to February 1, 2015, primarily related to the amortization of previously acquired intangible assets.

Interest and Other (Income) Expense

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Interest and other (income) expense
Interest expense	$21.4	$46.7	$81.9
Loss on disposal of business	—	—	6.8
Loss on extinguishment of debt	7.5	0.7	9.7
Other (income) expense, net	(0.2)	0.1	0.1
Total interest and other (income) expense	$28.7	$47.5	$98.5

Interest and other (income) expense was $98.5 million for the fiscal year ended June 30, 2016, which primarily includes interest expense of $81.9 million associated with debt outstanding in the period. In addition, during the fiscal year ended June 30, 2016, we incurred a $6.8 million loss associated with the disposition of the Atlantix business, as well as $9.7 million in losses on early extinguishment of debt. During the Successor period from November 20, 2014 to June 30, 2015, interest and other (income)

expense was $47.5 million, primarily related to interest on debt issued in connection with the Presidio Acquisition. During the Predecessor period from July 1, 2014 to February 1, 2015, interest and other (income) expense was $28.7 million, primarily related to interest associated with Predecessor debt outstanding in the period, along with a $7.5 million loss on extinguishment of debt associated with the Presidio Acquisition.

Income Tax Expense

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016

Income (loss) before income taxes	$(1.9)	$(36.9)	$0.4
Income tax expense (benefit)	3.2	(12.6)	3.8
Net loss	$(5.1)	$(24.3)	$(3.4)

Income tax expense was $3.8 million for the fiscal year ended June 30, 2016 compared to an income tax benefit of $12.6 million for the Successor period from November 20, 2014 to June 30, 2015 and income tax expense of $3.2 million for the Predecessor period from July 1, 2014 to February 1, 2015. The effective tax rate was 950.0% for the fiscal year ended June 30, 2016 compared to 34.1% for the Successor period from November 20, 2014 to June 30, 2015 and (168.4)% for the Predecessor period from July 1, 2014 to February 1, 2015. Our effective income tax rate for the fiscal year ended June 30, 2016 was significantly higher than the statutory rate, primarily due to the impact to the nominally small pre-tax income of $0.4 million, unfavorable permanent differences and the impact of the revaluation of deferred tax balances related to the state effective tax rate change. Our effective tax rate of 34.1% for the Successor period from November 20, 2014 to June 30, 2015 was lower than our statutory rate primarily due to the non-deductibility of certain transaction expenses associated with the Presidio Acquisition in relation to the pre-tax loss in the period. Our effective tax rate of (168.4)% for the Predecessor period from July 1, 2014 to February 1, 2015 was lower than our statutory rate primarily due to the non-deductibility of certain transaction expenses associated with the Presidio Acquisition in relation to the pre-tax loss in the period.

Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations ("Supplemental MD&A")

We have presented below the Pro Forma fiscal year ended June 30, 2015, which includes pro forma adjustments necessary to reflect the Presidio Acquisition as if it had occurred on July 1, 2014. Prior to the Presidio Acquisition, Successor had no operations or activities other than the incurrence of transaction costs related to the Presidio Acquisition. The following information compares the Successor fiscal year ended June 30, 2016 to the Pro Forma year ended June 30, 2015. We believe this Supplemental MD&A provides additional information to the reader about our financial performance, including changes in our revenue, gross margins and profitability in a manner consistent with how management views our performance.

The unaudited pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable. The historical financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the consolidated results. The unaudited pro forma condensed consolidated financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our financial condition or results of operations would have been had the Presidio Acquisition occurred on the date indicated. The unaudited pro forma condensed consolidated financial information also should not be considered representative of our future financial condition or results of operations. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and related notes of the Company included elsewhere in this Form 10-K. All pro forma adjustments and their underlying assumptions are described more fully in the comparative period comparisons below.

Pro Forma Fiscal Year Ended June 30, 2015

	Predecessor July 1, 2014 to February 1, 2015	Successor November 20, 2014 to June 30, 2015	Adjustments		Pro Forma Fiscal Year Ended June 30, 2015

Revenue
Product	$1,201.4	$848.0	$—		$2,049.4
Service	191.4	137.5	(1.2)	(a)	327.7
Total revenue	1,392.8	985.5	(1.2)		2,377.1
Cost of revenue
Product	952.9	679.9	(3.1)	(b)	1,629.7
Service	150.6	108.6	—		259.2
Total cost of revenue	1,103.5	788.5	(3.1)		1,888.9
Gross margin	289.3	197.0	1.9		488.2
Product gross margin	248.5	168.1	3.1		419.7
Service gross margin	40.8	28.9	(1.2)		68.5
Product gross margin %	20.7%	19.8%			20.5%
Service gross margin %	21.3%	21.0%			20.9%
Total gross margin %	20.8%	20.0%			20.5%
Operating expenses
Selling expenses	137.6	94.4	(7.8)	(c)	224.2
General and administrative	59.9	40.5	(12.2)	(d)	88.2
Transaction costs	42.6	21.3	(61.3)	(e)	2.6
Depreciation and amortization	22.4	30.2	18.8	(f)	71.4
Total operating expenses	262.5	186.4	(62.5)		386.4
Selling, general and administrative expenses % of total revenue	14.2%	13.7%			13.1%
Operating income	26.8	10.6	64.4		101.8
Interest and other (income) expense:
Interest expense	21.4	46.7	13.1	(g)	81.2
Loss on extinguishment of debt	7.5	0.7	(8.2)	(h)	—
Other (income) expense, net	(0.2)	0.1	—		(0.1)
Total interest and other (income) expense	28.7	47.5	4.9		81.1
Loss before income taxes	(1.9)	(36.9)	59.5		20.7
Income tax expense (benefit)	3.2	(12.6)	19.6	(i)	10.2
Net loss	$(5.1)	$(24.3)	$39.9		$10.5
___________________________________

(a)
Reflects the pro forma adjustment to revenue related to the reduction in fair value of deferred revenue due to the Presidio Acquisition as if it occurred on July 1, 2014. Amortization of this balance is recognized as the incremental cost to fulfill the services are provided under the corresponding contracts.

(b)
Reflects the pro forma adjustment to cost of revenue related to the removal of increased cost of revenue resulting from the fair value measurement of inventory balances associated with the Presidio Acquisition.

(c)
Reflects the removal of share-based compensation expense due to the acceleration of vesting of share based awards to employees as a result of the Presidio Acquisition. A total of $18.5 million of historical share based compensation expense was recognized as a result of the transaction during the fiscal year ended June 30, 2015, of which $7.8 million is included in historical selling expenses. The remaining $10.7 million is included in historical general and administrative expenses for the fiscal year ended June 30, 2015 as detailed in (d) below. This expense is considered to be directly related to the

Presidio Acquisition and is not expected to have a continuing impact on the Company; therefore, it has been excluded from the unaudited pro forma condensed consolidated statement of operations.

(d)
Reflects the removal of the $10.7 million of share based compensation expense described in footnote (c) above, as well as $1.5 million of historical annual management fees paid to the former owners of the Predecessor.

(e)
Reflects the removal of $62.2 million of acquisition related costs included in the historical consolidated financial statements of the Company for the fiscal year ended June 30, 2015 that are directly attributable to the Presidio Acquisition and the recognition of $0.9 million of compensation expense associated with a retention bonus payable to certain employees and members of management which will be paid over thirty months in connection with Presidio Acquisition.

(f)
Reflects the pro forma adjustment to amortization expense to reflect incremental amortization expense applicable to intangible assets identified as part of the purchase price allocation associated with the Presidio Acquisition.

(g)
Reflects the pro forma adjustment to interest expense associated with the Presidio Acquisition including additional interest expense on term loan borrowings under the February 2015 Credit Agreement, the Senior Notes, the Subordinated Notes, the Receivables Securitization Facility and the revolving credit facility, as well as noncash amortization of the related debt issuance costs.

(h)	Reflects the pro forma adjustment to remove $8.2 million of losses on extinguishment of debt associated with the Presidio Acquisition.

(i)
The amount of income tax expense attributable to the pro forma adjustments has been computed by applying the Company’s assumed blended U.S. federal and state statutory income tax rate of 39.0% to pro forma income before income taxes adjusted for non-deductible expenses.

Fiscal Year Ended June 30, 2016 Compared to Pro Forma Fiscal Year Ended June 30, 2015

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Revenue
Product	$2,049.4	$2,319.8	$270.4	13.2%
Service	327.7	395.1	67.4	20.6%
Total revenue	2,377.1	2,714.9	337.8	14.2%
Cost of revenue
Product	1,629.7	1,866.5	236.8	14.5%
Service	259.2	307.8	48.6	18.8%
Total cost of revenue	1,888.9	2,174.3	285.4	15.1%
Gross margin	488.2	540.6	52.4	10.7%
Product gross margin	419.7	453.3	33.6	8.0%
Service gross margin	68.5	87.3	18.8	27.4%
Product gross margin %	20.5%	19.5%		(1.0)%
Service gross margin %	20.9%	22.1%		1.2%
Total gross margin %	20.5%	19.9%		(0.6)%
Operating expenses
Selling expenses	224.2	248.2	24.0	10.7%
General and administrative	88.2	96.9	8.7	9.9%
Transaction costs	2.6	20.6	18.0	n.m.
Depreciation and amortization	71.4	76.0	4.6	6.4%
Total operating expenses	386.4	441.7	55.3	14.3%
Selling, general and administrative expenses % of total revenue	13.1%	12.7%		(0.4)%
Operating income	101.8	98.9	(2.9)	(2.8)%
Interest and other (income) expense
Interest expense	81.2	81.9	0.7	0.9%
Loss on disposal of business	—	6.8	6.8	n.m.
Loss on extinguishment of debt	—	9.7	9.7	n.m.
Other (income) expense, net	(0.1)	0.1	0.2	(200.0)%
Total interest and other (income) expense	81.1	98.5	17.4	21.5%
Income before income taxes	20.7	0.4	(20.3)	(98.1)%
Income tax expense	10.2	3.8	(6.4)	(62.7)%
Net income (loss)	$10.5	$(3.4)	$(13.9)	n.m.

Adjusted EBITDA	$184.8	$211.1	$26.3	14.2%
Adjusted Net Income	$63.8	$81.2	$17.4	27.3%
___________________________________
n.m. - not meaningful

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

The reconciliation of Adjusted EBITDA from net income for the pro forma fiscal year ended June 30, 2015 is as follows:

(in millions)	Pro Forma Fiscal Year Ended June 30, 2015
Adjusted EBITDA Reconciliation:
Net income	$10.5
Total depreciation and amortization (1)	75.8
Interest and other (income) expense	81.1
Income tax expense (benefit)	10.2
EBITDA	177.6
Adjustments:
Share-based compensation expense	2.6
Purchase accounting adjustments (2)	3.0
Transaction costs (3)	2.6
Other costs (4)	4.9
Earnings from disposed business (5)	(5.9)
Total adjustments	7.2
Adjusted EBITDA	$184.8
___________________________________

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

(3)
“Transaction costs” of $2.6 million for the Pro Forma fiscal year ended June 30, 2015 includes acquisition-related expenses of $1.8 million related to stay and retention bonuses and $0.8 million related to severance charges.

(4)
“Other costs” of $4.9 million for the Pro Forma fiscal year ended June 30, 2015 includes expenses of $3.2 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.4 million related to unusual office start-up development costs, certain unusual legal expenses of $0.2 million, $0.1 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items.

(5)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.
Adjusted Net Income – Adjusted Net Income is a non-GAAP measure, which management uses to provide additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business, and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for (1) the impact of permanently nondeductible expenses and (2) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions.
The reconciliation of Adjusted Net Income from net income for the pro forma fiscal year ended June 30, 2015 is as follows:

(in millions)	Pro Forma Fiscal Year Ended June 30, 2015
Adjusted Net Income reconciliation:
Net income	$10.5
Adjustments:
Amortization of intangible assets	63.5
Amortization of debt issuance costs	6.5
Loss on disposal of business	—
Loss on extinguishment of debt	—
Share-based compensation expense	2.6
Purchase accounting adjustments (1)	3.0
Transaction costs (2)	2.6
Other costs (3)	4.9
Earnings from disposed business (4)	(5.9)
Income tax impact of adjustments (5)	(23.9)
Total adjustments	53.3
Adjusted Net Income	$63.8
___________________________________

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

(2)
“Transaction costs” of $2.6 million for the Pro Forma fiscal year ended June 30, 2015 includes acquisition-related expenses of $1.8 million related to stay and retention bonuses and $0.8 million related to severance charges.

(3)
“Other costs” of $4.9 million for the Pro Forma fiscal year ended June 30, 2015 includes expenses of $3.2 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.4 million related to unusual office start-up development costs, certain unusual legal expenses of $0.2 million, $0.1 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items.

(4)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(5)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at our average statutory rate of 39.0%, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes, (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions, and (iii) the adjustment for discrete tax items such as the remeasurement of deferred tax liabilities due to state effective tax rate changes and write-off of deferred tax assets resulting from reorganizations.

Revenue

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Revenue
Product	$2,049.4	$2,319.8	$270.4	13.2%
Service	327.7	395.1	67.4	20.6%
Total revenue	$2,377.1	$2,714.9	$337.8	14.2%

Total revenue increased $337.8 million, or 14.2%, to $2,714.9 million for the fiscal year ended June 30, 2016, compared to total revenue of $2,377.1 million for the Pro Forma fiscal year ended June 30, 2015. Growth in IT spending was driven by the demand associated with the cloud, security and IoT megatrends and, increasingly, the desire of our customers to integrate people, process and technology into their digital business models. We experienced increased growth, particularly in security solutions to all market segments including middle-market customers, government sector and large customers. The increase in total revenue was also a result of our ability to deliver innovative solutions to our customers through multi-vendor, multi-technology solutions.

Revenue from sales of product increased $270.4 million, or 13.2%, to $2,319.8 million for the fiscal year ended June 30, 2016, compared to $2,049.4 million for the Pro Forma fiscal year ended June 30, 2015, a result of strong customer demand for networking infrastructure, data center, security and IoT solutions.

Revenue from sales of services increased $67.4 million, or 20.6%, to $395.1 million for the fiscal year ended June 30, 2016, as compared to $327.7 million for the Pro Forma fiscal year ended June 30, 2015, a result of growth of our professional services business driven by increased complexity of solutions sold to our customers. The shift to more complex solution sales resulted in a $58.1 million increase in service revenue associated with a 7.7% increase in utilized hours of our engineers and a 4.4% increase in the hourly bill rate charged to our customers.

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Revenue by solution area
Cloud	$293.0	$391.7	$98.7	33.7%
Security	156.3	249.4	93.1	59.6%
Digital Infrastructure	1,927.8	2,073.8	146.0	7.6%
Total revenue	$2,377.1	$2,714.9	$337.8	14.2%

Cloud revenue increased $98.7 million, or 33.7%, to $391.7 million in the fiscal year ended June 30, 2016, compared to $293.0 million for the Pro Forma fiscal year ended June 30, 2015, a result of higher client demand with middle-market customers, slightly offset by reduced demand with large and government clients. Among our middle-market customers, growth was driven by both healthcare and financial services customers.

Security revenue increased $93.1 million, or 59.6%, to $249.4 million in the fiscal year ended June 30, 2016, compared to $156.3 million in the Pro Forma fiscal year ended June 30, 2015, driven by strong growth from all of our client markets. Among our middle-market customers, healthcare clients experienced the largest growth along with strong growth from financial services clients, while in the government market continued focus on public safety by both the U.S. federal government and state and local government clients contributed to strong growth. In the large customer market, growth was led by financial services as well as professional service clients.

Digital Infrastructure increased $146.0 million, or 7.6%, to $2,073.8 million in the fiscal year ended June 30, 2016, compared to $1,927.8 million in the Pro Forma fiscal year ended June 30, 2015, due to increasingly complex business technologies supported by core infrastructure which drove demand for our solutions across all client segments, particularly in the government sector enabling our growth to exceed overall North America IT spend. Government sector market growth was driven by state and local government clients as well as sales to the U.S. federal government.

Gross Margin

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Gross margin
Product gross margin	$419.7	$453.3	$33.6	8.0%
Service gross margin	68.5	87.3	18.8	27.4%
Gross margin	$488.2	$540.6	$52.4	10.7%
Product gross margin %	20.5%	19.5%		(1.0)%
Service gross margin %	20.9%	22.1%		1.2%
Total gross margin %	20.5%	19.9%		(0.6)%

Total gross margin increased $52.4 million, or 10.7%, to $540.6 million for the fiscal year ended June 30, 2016, as compared to $488.2 million for the Pro Forma fiscal year ended June 30, 2015, primarily a result of an increase in total revenue of 14.2% between periods. As a percentage of total revenue, total gross margin decreased 60 basis points to 19.9% for the fiscal year ended June 30, 2016, down from 20.5% of revenue for the Pro Forma fiscal year ended June 30, 2015. The decrease in our total gross margin percentage resulted from lower product gross margins, partially offset by both the higher proportion of services revenue and expanding gross margins in our professional services and managed services business.

Product gross margin as a percentage of product revenue was 19.5% for the fiscal year ended June 30, 2016, a decrease of 100 basis points from 20.5% for the Pro Forma fiscal year ended June 30, 2015. The decrease in gross margin percentage was due to a lower proportion of net sales of third-party support services within product revenue.

Service gross margin as a percentage of services revenue increased 120 basis points from 20.9% for the Pro Forma fiscal year ended June 30, 2015, to 22.1% for the fiscal year ended June 30, 2016, resulting from increased efficiency in professional services revenue performed by internal engineering resources as well as the completion of migration of our clients to a unified managed services platform.

Operating Expenses

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Operating expenses
Selling expenses	$224.2	$248.2	$24.0	10.7%
General and administrative	88.2	96.9	8.7	9.9%
Selling, general and administrative costs	312.4	345.1	32.7	10.5%
Transaction costs	2.6	20.6	18.0	n.m.
Depreciation and amortization	71.4	76.0	4.6	6.4%
Total operating expenses	$386.4	$441.7	$55.3	14.3%
Selling, general and administrative expenses % of total revenue	13.1%	12.7%		(0.4)%

SG&A increased $32.7 million, or 10.5%, to $345.1 million, or 12.7% of total revenue, during the fiscal year ended June 30, 2016, up from $312.4 million, or 13.1% of total revenue, for the Pro Forma fiscal year ended June 30, 2015.

The increase is primarily attributable to investment in our pre-sales engineering talent and outside sales representatives, partially offset by more efficient variable incentive pay plans, as well as the addition of general and administrative personnel to support the increased growth in the business.

Transaction costs primarily relate to professional fees and other costs associated with acquisition and disposition related activities. Transaction costs were $20.6 million in the fiscal year ended June 30, 2016, resulting from diligence, acquisitions and dispositions, including the Atlantix and Netech transactions. Transaction costs were $2.6 million in the Pro Forma fiscal year ended June 30, 2015 primarily associated with acquisition-related stay and retention bonus expense and severance charges.

Depreciation and amortization expense included in operating expenses increased $4.6 million, or 6.4%, to $76.0 million for the fiscal year ended June 30, 2016, from $71.4 million for the Pro Forma fiscal year ended June 30, 2015, primarily as a result of increased amortization expense associated with acquired intangible assets associated with the Netech Acquisition.

Interest and Other (Income) Expense

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Interest and other (income) expense
Interest expense	$81.2	$81.9	$0.7	0.9%
Loss on disposal of business	—	6.8	6.8	n.m.
Loss on extinguishment of debt	—	9.7	9.7	n.m.
Other (income) expense, net	(0.1)	0.1	0.2	(200.0)%
Total interest and other (income) expense	$81.1	$98.5	$17.4	21.5%

Interest and other (income) expense increased $17.4 million, or 21.5%, to $98.5 million for the fiscal year ended June 30, 2016, from $81.1 million in the Pro Forma fiscal year ended June 30, 2015. The net increase was primarily the result of the $6.8 million loss on the disposal of Atlantix in the fiscal year ended June 30, 2016, as well as $9.7 million in losses on early extinguishment of debt in connection with refinancing activity during the fiscal year ended June 30, 2016.

Income Tax Expense

	Pro Forma Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2016	Change
			$	%
Income before income taxes	$20.7	$0.4	$(20.3)	(98.1)%
Income tax expense	10.2	3.8	(6.4)	(62.7)%
Net income (loss)	$10.5	$(3.4)	$(13.9)	n.m.

Income tax expense of $3.8 million was recognized for the fiscal year ended June 30, 2016, compared to income tax expense of $10.2 million for the Pro Forma fiscal year ended June 30, 2015. The effective tax rate for the fiscal year ended June 30, 2016 was 950.0%, a result of low nominal pre-tax income and nondeductible transaction-related expenses in the period.

Adjusted EBITDA

Adjusted EBITDA increased $26.3 million, or 14.2%, to $211.1 million for the fiscal year ended June 30, 2016, from $184.8 million for the Pro Forma fiscal year ended June 30, 2015, resulting from 14.2% total revenue growth in the period.

Adjusted Net Income

Adjusted Net Income increased $17.4 million, or 27.3%, to $81.2 million for the fiscal year ended June 30, 2016, from $63.8 million for the Pro Forma fiscal year ended June 30, 2015, resulting from the revenue and gross margin growth in the period.

Liquidity and Capital Resources

We fund our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our various debt facilities. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for at least the next year. In addition, we believe that, despite the uncertainty of future macroeconomic conditions, we have adequate sources of liquidity and funding available to meet our long-term needs. These long-term needs primarily include meeting debt service requirements, working capital requirements and capital expenditures. We may also pursue strategic acquisition opportunities that may impact our future cash requirements.

There are a number of factors that may negatively impact our available sources of funds in the future including the ability to generate cash from operations and borrow on debt facilities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategies and general economic conditions. The amount of cash available for borrowings under our various debt facilities is largely dependent on our ability to maintain sufficient collateral and general financial conditions in the marketplace.

Historical Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
(in millions)
Net cash provided by (used in)
Operating activities	$74.5	$(1.6)	$86.1	$51.0
Investing activities	(71.3)	(678.9)	(322.0)	(101.6)
Net borrowings (repayments) on floor plan	(29.0)	50.8	20.9	41.6
Other financing activities	24.3	718.0	159.7	3.5
Financing activities	(4.7)	768.8	180.6	45.1
Net increase (decrease) in cash and cash equivalents	$(1.5)	$88.3	$(55.3)	$(5.5)

Operating Activities

Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, losses on extinguishments of debt or disposals of businesses and for changes in net working capital assets and liabilities. The cash impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primarily driver of changes in our working capital. As described below, we also consider free cash flow (which is a non-GAAP measure) as a tool to review our cash flow generation, inclusive of all working capital components.

Our net cash provided by (used in) operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were:

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
(in millions)
Impact of tax deductible goodwill and intangible assets	$3.5	$2.5	$8.6	$12.0

Fiscal year ended June 30, 2017: Net cash provided by operating activities for the fiscal year ended June 30, 2017 was $51.0 million. This was primarily attributed to a net income of $4.4 million adjusted for: $73.6 million of intangible amortization expense, $13.6 million of total property and equipment depreciation expense, $6.5 million of amortization of debt issuance costs, $28.5 million of losses on extinguishment of debt, $10.2 million of share-based compensation, partially offset by a $66.9 million increase in our working capital components and other long-term assets, as well as a $17.6 million deferred income tax benefit. The net increase in our working capital components (including related non-current assets and liabilities) was primarily driven by higher outstanding customer receivables associated with purchases on the accounts payable – floor plan facility (presented as a change in financing cash flows).

Fiscal year ended June 30, 2016: Net cash provided by operating activities for the fiscal year ended June 30, 2016 was $86.1 million. This was primarily attributed to a net loss of $3.4 million adjusted for: $67.2 million of intangible amortization expense, $14.5 million of total property and equipment depreciation expense, $9.7 million noncash loss on extinguishment of debt, $6.8 million noncash loss on disposition of the Atlantix business, $7.6 million of amortization of deferred issuance costs, offset by a $19.6 million deferred income tax benefit. In addition, operating cash flows were favorably impacted by a net $4.6 million decrease in our working capital components. The net decrease in our working capital components was primarily driven by the increase in accounts payable and accrued expenses associated with our purchases from vendors exceeding the increase in outstanding customer receivables associated with revenue growth.

November 20, 2014 – June 30, 2015: Net cash used by operating activities for the period from November 20, 2014 to June 30, 2015 was $1.6 million. This was primarily attributed to a net loss of $24.3 million adjusted for: $26.4 million of intangible amortization expense, $5.7 million of total property and equipment depreciation expense and $2.7 million of amortization of deferred issuance costs, offset by a $13.0 million deferred income tax benefit. In addition, operating cash flows were favorably impacted by a net $0.6 million decrease in our working capital components. The net decrease in our working capital components was primarily driven by a decrease in prepaid income taxes and an increase in accrued interest associated with debt from the Presidio Acquisition, offset by a net increase in cash collections of receivables and payments of accrued expenses and trade payables.

July 1, 2014 – February 1, 2015: Net cash provided by operating activities during the period from July 1, 2014 to February 1, 2015 was $74.5 million. This was primarily attributed to a net loss of $5.1 million adjusted for: $18.3 million of intangible amortization expense, $6.6 million of total property and equipment depreciation expense, $20.1 million of share-based compensation expense and $3.5 million of deferred income tax expenses. In addition, operating cash flows were favorably impacted by a net $33.2 million decrease in our working capital components. The net decrease in our working capital components was primarily driven by the net impact of higher cash collections of receivables compared to the disbursements for accounts payable and accrued expenses in the period.

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

Fiscal year ended June 30, 2017: Net cash used in investing activities for the fiscal year ended June 30, 2017 was $101.6 million. Cash was primarily used for additional investments in sales-type and direct financing leases of $100.1 million in support of our business and the purchase of property and equipment of $11.4 million, partially offset by proceeds received from our leasing assets of $9.8 million.

Fiscal year ended June 30, 2016: Net cash used in investing activities for the fiscal year ended June 30, 2016 was $322.0 million. This use of cash was primarily the result of $251.3 million used to acquire the Sequoia and Netech businesses, offset by $36.3 million of cash proceeds received from the disposition of Atlantix. Cash was also used for additional investments in sales-type and direct financing leases in support of our business of $95.4 million and the purchases of property and equipment of $16.4 million.

November 20, 2014 – June 30, 2015: Net cash used in investing activities for the period from November 20, 2014 to June 30, 2015 was $678.9 million. This use of cash was primarily the result of the Presidio Acquisition. Other factors impacting net cash uses of investment activities included investments in sales-type and direct financing leases of $33.6 million in support of our business and the purchase of property and equipment of $5.4 million for use in our operations, partially offset by proceeds received from our leasing assets of $5.8 million.

July 1, 2014 – February 1, 2015: Net cash used in investing activities for the period from July 1, 2014 to February 1, 2015 was $71.3 million. Cash was primarily used for additional investments in sales-type and direct financing leases of $76.0 million in support of our business and the purchase of property and equipment of $8.6 million, partially offset by proceeds received from our leasing assets of $14.0 million.

Financing Activities

Net cash flows from financing activities primarily consists of cash activity associated with our capitalization, including debt and equity activity, cash flow associated with discounting client leases and activity on our accounts payable – floor plan facility.

Fiscal year ended June 30, 2017: Net cash provided by financing activities for the fiscal year ended June 30, 2017 was $45.1 million, comprised of $41.6 million of net borrowings on the accounts payable – floor plan facility and $3.5 million of other financing activities. The $3.5 million of other financing activities was primarily the result of $247.5 million of proceeds from the initial public offering and $108.6 million in proceeds from discounting financing receivables offset by $5.0 million in repayments on the receivables securitization facility, $230.8 million in repurchases and redemptions of our Senior and Subordinated Notes including redemption premiums and debt extinguishment costs, $105.7 million in repayments on term loans and $5.0 million of retirements of discounted financing receivables.

Fiscal year ended June 30, 2016: Net cash provided by financing activities for the fiscal year ended June 30, 2016 was $180.6 million consisted of $20.9 million of net borrowings on the accounts payable – floor plan facility and $159.7 million of other financing activities. The other financing activities was primarily the result of net borrowings on term loans of $150.4 million to fund the Sequoia and Netech acquisitions, offset by $66.3 million of cash outflows associate with repayments of the Senior Notes and the Subordinated Notes. Additional cash provided by financing activities includes $86.4 million in proceeds from discounting financing receivables, offset by $10.3 million of payments for future consideration associated with prior acquisitions.

November 20, 2014 – June 30, 2015: Net cash provided by financing activities for the period from November 20, 2014 to June 30, 2015 was $768.8 million, comprised of $50.8 million of net borrowings on the accounts payable – floor plan facility and $718.0 million, of other financing activities. The other financing activities was primarily the result of borrowings on a new term loan of $582.0 million, Senior Notes of $250.0 million and Subordinated Notes of $150.0 million and proceeds of contributed capital of $337.8 million all of which were associated with the Presidio Acquisition. These proceeds were partially offset by $575.0 million in repayments on an old term loan, net repayments on the receivables securitization facility of $40.0 million and the payment of deferred financing costs of $27.1 million; all of which were associated with the Presidio Acquisition. Additional financing was received from advances secured by discounted leases of $44.6 million.

July 1, 2014 – February 1, 2015: Net cash used by financing activities for the period from July 1, 2014 to February 1, 2015 was $4.7 million consisted of $29.0 million in net repayments on the accounts payable – floor plan facility, mostly offset by $24.3 million provided by other financing activities. The other financing activities were primarily the result of proceeds from advances secured by discounted leases of $65.6 million and net borrowings on the receivables securitization facility of $40.0 million, partially offset by repayments of term loans of $80.0 million.

Liquidity

We generally fund our short- and long-term liquidity needs through the use of cash flows from operations, utilization of the extended payment terms on our accounts payable-floor plan facility and the available credit on our revolving credit facility, accounts receivable securitization facility and long-term debt.

In addition to financial information presented in accordance with U.S. GAAP, such as cash provided by or used in operating, investing and financing activities, our management regularly monitors certain non-GAAP liquidity measures to monitor performance. We believe that the most important of those non-GAAP measures include available liquidity, net debt, net working capital ratio and free cash flow. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. They are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to information presented on our consolidated statements of cash flows or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools. You should not consider non-GAAP measures in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP, and they include adjustments for items that may occur in future periods.

	Successor
	June 30, 2016	June 30, 2017
	(in millions)
Available liquidity	$277.5	$251.5
Net debt	$1,038.6	$724.1
Net working capital ratio	0.99x	1.00x
Free cash flow	$82.2	$94.0

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

The following table presents our calculation of available liquidity as of June 30, 2017 and 2016:

	Successor
	June 30, 2016	June 30, 2017
	(in millions)
Cash and cash equivalents	$33.0	$27.5
Availability under the February 2015 Revolver	48.5	48.5
Availability under the Receivables Securitization Facility	196.0	175.5
Available liquidity	$277.5	$251.5

Available liquidity decreased from $277.5 million at June 30, 2016 to $251.5 million at June 30, 2017 primarily as a result of reduced availability under our Receivables Securitization Facility associated with a reduction in receivables used as collateral.

The following table presents amounts outstanding under our primary sources of liquidity as of June 30, 2017 and 2016:

	Successor
	June 30, 2016	June 30, 2017
	(in millions)
Cash and cash equivalents	$33.0	$27.5
Accounts payable - floor plan facility	$223.3	$264.9

Revolving credit facility	$—	$—
Receivables Securitization Facility	5.0	—
Term loan facility, due February 2022	732.3	626.6
Senior Notes, 10.25% due February 2023	222.5	125.0
Subordinated Notes, 10.25% due February 2023	111.8	—
Total long-term debt	$1,071.6	$751.6

Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with the Presidio Acquisition. We believe the change in net debt provides information about our ability to generate free cash flows and de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of June 30, 2017 and 2016:

	Successor
	June 30, 2016	June 30, 2017
	(in millions)
Total long-term debt	$1,071.6	$751.6
Cash and cash equivalents	(33.0)	(27.5)
Net debt	$1,038.6	$724.1

Net debt decreased from $1,038.6 million at June 30, 2016 to $724.1 million at June 30, 2017 primarily as a result of $209.3 million in payments on the Company's Senior and Senior Subordinated Notes largely with proceeds from the IPO and $100.2 million in repayments on the Company's February 2015 Term Loan using cash from operations and existing cash on hand, as well as the remaining proceeds from the IPO.

Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt.

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to include: (i) the impact of net borrowings (repayments) on floor plan facility, (ii) the aggregate net cash impact of our leasing business and (iii) the purchases of property and equipment.

The following table presents reconciliation of free cash flow from Net cash provided by operating activities for the fiscal years ended June 30, 2017 and 2016:

	Successor
	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
	(in millions)
Net cash provided by operating activities	$86.1	$51.0
Adjustments to reconcile to free cash flow:
Net borrowings on floor plan facility	20.9	41.6
Additions of equipment under sales-type and direct financing leases	(95.4)	(100.1)
Proceeds from collection of financing receivables	6.5	9.8
Additions to equipment under operating leases	(2.7)	(2.0)
Proceeds from disposition of equipment under operating leases	1.0	1.5
Proceeds from the discounting of financing receivables	86.4	108.6
Retirements of discounted financing receivables	(4.2)	(5.0)
Purchases of property and equipment	(16.4)	(11.4)
Total adjustments	(3.9)	43.0
Free cash flow	$82.2	$94.0

As of June 30, 2017 the Company had the following sources of liquidity:

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

Accounts Payable – Floor Plan Facility: We have an agreement with a financial institution that provides our indirect wholly-owned subsidiary with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. We use the extended payment terms of this facility to reduce the working capital needs associated with the timing of vendor payments and the collection of customer receivables. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of June 30, 2017, the aggregate availability for purchases under the floor plan facility is the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable – floor plan facility were $264.9 million as of June 30, 2017.

Receivables Securitization Facility: We maintain an accounts receivables securitization facility which provides us with short-term liquidity needs (“Receivables Securitization Facility”). The Receivables Securitization Facility agreement is with our wholly-owned non-operating subsidiary, Presidio Capital Funding, LLC (“PCF”). To obtain accounts receivable for use in the Receivables Securitization Facility, PCF purchases the trade receivables of PNS and Atlantix (prior to its disposal) on a continuous basis and then grants, without recourse, a senior undivided security interest in the pooled receivables to the administrative agent of the facility, PNC Bank, while maintaining a subordinated undivided security interest in any over-collateralization of the pooled receivables. Presidio LLC services the receivables for PCF at market rates and accordingly, no servicing asset or liability has been recorded. Upon and after the sale or contribution of the accounts receivables to PCF, such accounts receivables are assets of PCF and, as such, are not available to our creditors or its other subsidiaries.

The committed amount of the Receivables Securitization Facility is $250.0 million and the maturity date is February 2, 2018. The borrowing capacity on the facility is subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. We also incur a commitment fee of 0.50% or 0.40%, depending on utilization. At June 30, 2017, the interest rates was 2.62% and the commitment fee was 0.50%.

Accounts receivables purchased by PCF are subject to the satisfaction of customary conditions, including the absence of a termination event and the accuracy of representations and warranties. The obligations under the facility are secured by PCF’s right, title and interest in the pool of receivables and certain related assets. The facility requires that Presidio LLC comply with a minimum fixed charge coverage ratio of 1.0 to 1.0 if its excess liquidity, as defined in the facility, falls below $35.0 million for at least five consecutive days. We were in compliance with this covenant as of June 30, 2017.

There were no borrowings outstanding under the facility as of June 30, 2017. We had $175.5 million available under the facility based on the collateral available as of June 30, 2017.

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

All obligations under the February 2015 Credit Agreement are unconditionally guaranteed by the Borrowers and each of their existing and future direct and indirect, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by substantially all assets of the Borrowers and each guarantor, subject to certain exceptions. The February 2015 Credit Agreement is subject to an inter-creditor agreement with the accounts payable—floor plan facility that provides that certain security interests in assets securing the February 2015 Credit Agreement shall be subordinate to the security interests on the collateral securing the obligations under the accounts payable—floor plan facility described above.

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

(b)	the base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate, or

(iii)	the one-month adjusted LIBOR plus 1.00%, in each case, plus an applicable margin.

The applicable margin for term loans is 3.25% in the case of LIBOR rate borrowings and 2.25% in the case of base rate borrowings, as of June 30, 2017.

As a result of the Company's prepayments, no amortization payments are due prior to the maturity of the February 2015 Term Loan.

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

For the fiscal year ended June 30, 2017, there were no prepayments required based on the Borrower’s calculation of annual excess cash flow.

As of June 30, 2017, $626.6 million in aggregate principal amount was outstanding under the February 2015 Term Loan, which will mature in February 2022. Subsequent to June 30, 2017, the Borrowers made two voluntary prepayments on the February 2015 Term Loan totaling $15.0 million.

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

(b)	the base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate, or

(iii)	the one-month adjusted LIBOR plus 1.00%, in each case, plus an applicable margin.

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

As of each of June 30, 2017, there were no outstanding borrowings on the February 2015 Revolver and there were $1.5 million in letters of credit outstanding. We are in compliance with the covenants and have $48.5 million available for borrowings under the facility.

Senior Notes: In conjunction with the Presidio Acquisition on February 2, 2015, Presidio Holdings issued the Senior Notes in an aggregate principal amount of $250.0 million, which will mature on February 15, 2023. Interest on the Senior Notes accrues at a rate of 10.25% per annum, which is payable semiannually in cash on February 15 and August 15 of each year, commencing August 15, 2015. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Presidio Holdings’ present and future direct or indirect wholly-owned material domestic subsidiaries that guarantee or are directly liable in respect of the senior facilities or certain other future credit facilities or future capital markets indebtedness.

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

The indenture governing the Senior Notes limits, among other things, Presidio Holdings’, and its guarantor subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments;

•	make investments;

•	consummate certain asset sales;

•	engage in transactions with affiliates, including the Company;

•	grant or assume liens; and

•	consolidate, merge or transfer all or substantially all of Presidio Holdings’ assets.

Most of the restrictive covenants will cease to apply for so long as the Senior Notes are rated investment grade by both Standard & Poor’s and Moody’s. The indenture governing the Senior Notes also contains customary events of default.

The Senior Notes and the related guarantees are senior unsecured obligations of Presidio Holdings and the guarantors, respectively.

As of June 30, 2017, there was $125.0 million in aggregate principal amount of outstanding Senior Notes, which will mature in February 2023.

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 30, 2017 (in millions):

	Payments Due by Period
	Total	<1 Year	1-3 Years	4-5 Years	>5 Years
Term loan facility(1)	$626.6	$—	$—	$626.6	$—
Senior Notes(1)	125.0	—	—	—	125.0
Interest on term loan facility and Notes(2)	197.9	40.7	81.6	67.6	8.0
Operating leases(3)	45.9	10.3	17.1	10.6	7.9
Total	$995.4	$51.0	$98.7	$704.8	$140.9
___________________________________

(1)	Includes future principal on long-term borrowings through scheduled maturity dates.

(2)
Interest payments for the variable rate term loan were calculated using interest rates as of June 30, 2017. Interest on the Notes was calculated using the stated interest rates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)
Includes the minimum lease payments for non-cancelable operating leases used in our operations. Excluded from these amounts are applicable taxes, insurance and common area maintenance charges which we are obligated to pay per the terms of our lease agreements.

Purchase obligations are defined as an agreement to purchase goods or services which is enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum or variable price provisions and approximate timing of the transaction. Purchase orders and authorizations that we issue involve no firm commitment from either party and as such are excluded from the above table. We have no enforceable and legally binding purchase obligations.

Commitments and Contingencies

In the normal course of business, we are subject to certain claims and assessments that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect our consolidated results of operations or our financial position.

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

On March 11, 2016, we received a subpoena from the Office of Treasury Inspector General for Tax Administration for the Department of the Treasury seeking various records from January 1, 2014 through the present, relating our contracts with the Internal Revenue Service as well as our interactions with other parties named in the subpoena who were involved in such contracts. We are fully cooperating with the Treasury Inspector General in connection with the subpoena.

As these matters are ongoing, we are unable to determine their likely outcome and are unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for these matters has been recorded.

Off-Balance Sheet Arrangements

We have $1.5 million of outstanding letters of credit on our revolver facility as of both June 30, 2017 and June 30, 2016. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

We do not currently anticipate paying dividends on common stock. Any declaration and payment of future dividends to holders of common stock will be at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the Board of Directors deems relevant. Presidio, Inc., as a holding company, has no direct operations and our ability to pay dividends is limited to our available cash on hand and any funds received from subsidiaries. The terms of the indebtedness may restrict Presidio, Inc.’s ability to pay dividends, or may restrict the subsidiaries from paying dividends to Presidio, Inc. Under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

In Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K, we include a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. We believe that the items included in Note 1 are the most critical accounting policies and estimates that involved significant judgment as we prepared our financial statements. We consider an accounting policy or estimate to be critical if the policy or estimate requires assumptions to be made that were uncertain at the time they were made and if changes in these assumptions could have a material impact on our financial condition or results of operations.

Revenue Recognition

Our revenue is generally derived from the sale of IT-solutions to customers. Incorporated in those solutions are third-party products including hardware, software and support service contracts and the sale of our services and third-party services. Revenue is generally recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts, customer purchase orders, and statements of work are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify product delivery and hours incurred are used to verify services are performed.

•
The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•
Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

As a provider of third-party products and services, we consider the principal versus agent accounting guidance to determine if we are the primary obligor in the arrangement and if revenue should be recognized gross or net of the associated costs. Applying the principal versus agent accounting guidance is a matter of judgment based on the consideration of several factors and indicators.

Our solutions may consist of a combination of deliverables including third-party products along with services delivered by the Company and/or third-parties. These types of arrangements generally contain multiple revenue generating activities or elements where delivery or performance may occur at different times or over different periods of time as discussed in the policies below. For arrangements that contain multiple elements, the total consideration of the arrangement is allocated to the deliverables which qualify as separate units of accounting. Generally, each of the above items qualifies as separate units of accounting since they provide stand-alone value to the customer and the delivery or performance of any undelivered items is considered probable and substantially in our control. The allocation of the arrangement consideration to the separate units of accounting is based on the relative selling price of each deliverable. The relative selling price is determined based on an assessment of the cost plus a reasonable margin. The identification of the deliverables, the separate units of accounting, the estimated selling prices and the allocation of the arrangement require management estimates and judgment. We use historical sales and profitability data in making these estimates and judgments. Additionally, with the exception of our managed service offerings that are delivered over a period up to five years, the majority of our sales are completed within a relatively short time period that reduces the significance of those estimates and judgments that span across reporting periods. The allocation of the arrangement consideration to the deliverables is determined at the inception of the arrangement.

Product Revenue

Revenue for hardware and software – Revenue from the sale of third-party hardware and third-party software products is generally recognized on a gross basis with the sales price to the customer recorded as revenue and the acquisition cost of the product recorded as cost of revenue, net of vendor rebates. Revenue is recognized when the title and risk of loss are passed to the customer. Hardware and software items can be delivered to customers in a variety of ways including drop-shipped by our vendor or supplier, shipped from our warehouse or via electronic delivery for software licenses. In certain cases, our solutions include the sale of software subscriptions where we are the agent in the arrangement with the customer and recognize the related revenue at the date of sale, net of the related cost of revenue. As we are under no obligation to perform additional services, such as post-customer support or upgrades, revenue is recognized at the time of sale as opposed to over the life of the software license. We maintain an estimate for sales returns and credit losses based on historical experience. Our vendor partners provide warranties to our customers on equipment sold and as such we have not estimated a warranty reserve or deferred revenue for potential warranty work.

Revenue for third-party support service contracts – Revenue from the sale of third-party support service contracts is recognized net of the related cost of revenue. In a third-party support service contract, all services are performed by third-party providers and as a result, we concluded that it is acting as an agent and recognizes revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction. As we are under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the third-party support agreement.

Revenue from leasing arrangements – Revenue from information technology products leased to customers is based on the type of lease entered into with each customer. Each lease is classified as either a direct financing lease, sales-type lease or operating lease. If a lease meets one or more of the four criteria listed below and both the collectability of the minimum lease payments is reasonably predictable and there are no material uncertainties surrounding the amount of unreimbursable costs yet to be incurred, the lease is classified as either a sales-type or direct financing lease; otherwise, it is classified as an operating lease:

•	the lease transfers ownership of the property to the lessee by the end of the lease term;

•	the lease contains a bargain purchase option;

•	the lease is equal to 75% or more of the estimated economic life of the leased property; or

•	the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90% of the fair value of the leased property at the inception of the lease.

Interest earned on direct financing leases is recognized over the term of the lease using the effective interest method. Revenue on sales-type leases is recognized at the inception of the lease at the present value of the minimum lease payments using the discount rate implicit in the lease, with the earned interest being recognized over the term of the lease using the effective interest method. Minimum lease payments comprise the rental payments that the lessee is obligated to make, excluding contingent rentals and any guarantee by the lessee to pay executory costs. Revenue from operating leases is recognized ratably on a straight-line basis over the term of the lease agreement. Revenue from the sale of the residual asset at the end of a lease term is recognized at the date of sale.

The interest income from direct financing and sales-type leases and the revenue recognized from sales-type leases, operating leases and residual asset sales are presented as product revenue in the consolidated statements of operations.

Our lessor lease transactions are classified at the inception of the lease as either direct financing leases, sales-type leases or operating leases. At the inception of direct financing and sales-type leases, the net investment in leases is recorded, which consists of the minimum lease payments, the initial direct costs applicable for direct financing leases, the unguaranteed residual value of the leased asset and the unearned interest income.

Upon entering into a lease transaction, we generally assign the customer lease payments to a financial institution along with a first priority security interest in the leased equipment (“discounting”). These assignments do not qualify for sale accounting in accordance with ASC 860, Transfers and Servicing, and as such are not derecognized from the consolidated balance sheet and instead reported as collateralized borrowings. Accordingly, the related assets remain on our balance sheet and continue to be reported and accounted for as if the sale or assignment had not occurred. The majority of our assigned lease payments are on a nonrecourse basis with the financial institutions. At the time the lease is discounted, we receive a cash payment from the financial institution equal to the present value of the lease payments discounted at a fixed interest rate, and a related liability is established equal to this cash payment received. The asset and liability are both decreased over the term of the lease as payments are received by the financial institution from the lessee. The typical term of our leases and the discounting arrangements is between two and five years.

Sales-type leases – At the inception of the lease, the present value of the non-cancelable rentals is recorded as product revenue. Equipment costs, less the present value of the estimated residual values, are recorded in cost of product revenue. The difference between the present value of the non-cancelable rentals and the minimum lease payments receivable and the difference between the present value of the estimated residual values and the future value of residuals are recorded as unearned income, which is amortized to product revenue over the lease term using the effective interest rate method.

Direct financing leases – At the inception of a lease, the difference between the cost of the equipment and the present value of the non-cancelable rentals is recorded as unearned income, which is amortized to product revenue over the lease term using an effective interest rate method.

Residual values – Residual values represent management’s estimates of the fair market or realizable values of equipment under leases at the maturity of the leases. Estimating the fair market or realizable value of equipment at a point in the future involves management judgment. Management bases its estimates on historical experience, market values for similar but aged equipment and estimated depreciation factors. Management reviews the residual values and they are reduced as necessary to reflect any decrease in the estimated fair market or realizable values. Residual values are evaluated on a quarterly basis and any impairment, other than temporary, is recorded in the period in which the impairment is determined. The resulting reduction in the net investment in leases is recognized as a loss in the period in which the estimate is changed. No upward revision of residual value is made subsequent to the inception of the lease.

Operating leases – At the inception of a lease, the equipment assigned to the lease is recorded at cost as equipment under operating leases presented within other assets in our consolidated balance sheet and is depreciated on a straight-line basis over its useful life. Estimating the useful life of equipment requires management judgment. Management bases its estimates on historical experience and industry trends for similar products in the marketplace. Monthly payments from customers are recorded as part of product revenue, with the depreciation expense associated with the equipment recorded in cost of product revenue within our consolidated statements of operations.

Service Revenue

Revenue for Services – Revenue from professional services and cloud services is recognized as the services are performed. For time and material service contracts revenue is recognized at the contractual hourly rates for the labor hours performed during the period. For fixed price service contracts revenue is recognized on a proportional performance basis. Milestone payments are recognized against the labor hours completed compared to the total estimated hours for the scope of work with contract and revenue accrued or deferred as appropriate. Estimating the proportional performance on a contract requires management judgment. Management bases its estimates on the scope of work being performed, our historical experience performing similar work and the risks and uncertainties surrounding that work. These estimates are adjusted throughout the performance of the contract as work is completed. Our actual results have not differed materially from our estimates and we do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future.

Revenue for managed services is recognized on a straight-line basis over the term of the arrangement. We may incur upfront costs associated with professional and managed services, including, but not limited to, purchasing support service contracts and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided.

Provision for Sales Returns and Credit Losses

Accounts receivable are carried at the original invoice amount less a provision for credit losses. Management determines the provision for credit losses by reviewing all outstanding amounts to identify troubled accounts, using historical experience applied to the aging of accounts, and considering current economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Accounts receivable are generally due within 30 days of the date of the invoice and typically do not bear interest. Any interest income received on accounts receivable is recorded as received or when collectability is reasonably assured.

Unbilled accounts receivable represent the revenue that has been earned but not yet billed to the customer as of the balance sheet date, less a provision for credit losses. Unbilled accounts receivable typically are comprised of receivables for hardware and software products delivered but not yet invoiced as a result of bill in full provisions, support service contract sales that are being billed over the contract term to customers, and revenue on professional service contracts in which revenue has been recognized in accordance with a proportional performance method but invoicing milestones have not yet been achieved. Management determines the provision for credit losses by reviewing unbilled amounts to identify troubled accounts, using historical experience and considering economic conditions that may affect a customer’s ability to pay. Unbilled receivables are written off when deemed uncollectible.

A provision for sales returns is maintained for potential future product returns. A corresponding provision is maintained for those product returns that we are able to return to our vendors or original equipment manufacturers. These provisions are based on an evaluation of historical trends in product return rates and are presented net as a reduction in accounts receivable and product revenue.

Provisions for credit losses are maintained for potentially uncollectible accounts receivable, unbilled receivables and financing receivables. The provisions are increased for potential credit losses, which increases expenses, and decreased by subsequent recoveries. The provisions for credit losses are decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable. Management’s determination of the adequacy of the provisions for credit losses for accounts receivable, unbilled receivables and financing receivables are based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors.

Goodwill and Intangible Assets

Goodwill and intangible assets are generally acquired in conjunction with a business combination using the acquisition method of accounting. The acquisition method requires that the total purchase price of the acquired entity be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The assets acquired include the analysis and recognition of intangible assets such as customer relationships, trade names and contractual rights and the liabilities assumed include contractual commitments and contingencies. Any premium paid over the fair value of the net assets and liabilities acquired is recorded as goodwill. Determining the fair value of the assets and liabilities acquired involves significant estimates and judgments by management. Management typically engages a third-party valuation specialist to assist in the identification and valuation of these assets and liabilities. Valuing the assets and liabilities of a business generally involves the use of the market approach, income approach and cost approach.

Finite-lived Intangible Assets

Finite-lived intangible assets such as customer relationships assets, developed technology, trade names, and non-compete agreements are amortized over their estimated useful lives, generally on a straight-line basis. Estimating the useful life of finite-lived intangible assets requires management judgment. Management bases its judgment on historical experience and the assumptions and inputs used in initially valuing the assets. Assumptions and inputs used in determining customer relationships and trade name values include estimating future cash flows, profitability, discount rates and a customer attrition rate. The useful life of developed technology is based on management’s estimate of market trends. Finite-lived intangible assets are reviewed for impairment or obsolescence whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by that asset. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value.

Goodwill and Indefinite-lived Intangible Assets

We assess goodwill for impairment at least annually on March 31 of each year for each reporting unit. The impairment assessment considers qualitative and quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing this assessment, we assess relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. Factors that are considered include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market conditions; (iii) overall financial performance and expected financial performance; (iv) other entity specific events, such as changes in management or key personnel; and (v) events affecting our reporting units, such as a change in the composition of net assets or any expected dispositions.

If after assessing the qualitative and quantitative factors we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform an impairment test. The impairment test compares the fair value of a reporting unit, using a combination of a discounted cash flow approach and a market approach, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, we will recognize an impairment charge for the amount by which carrying value exceeds fair value. The significant estimates and assumptions utilized in the fair value estimate include revenue and margin projections, working capital requirements, capital expenditures, terminal growth rates, discount rates and the selection of peer company multiples.

Similar to goodwill, indefinite-lived intangible assets other than goodwill are assessed annually on March 31, or more frequently if indicated, for impairment. The impairment assessment first considers qualitative and quantitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired, including, but not limited to, the following: (i) the performance of the underlying business related to the intangible asset; (ii) the use of the intangible asset to market to customers and transact with vendors; and (iii) the expectation that the intangible asset will continue to be used going forward. If after assessing the qualitative and quantitative factors we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, then we will write down the value of the intangible asset to its fair value. The fair value of our indefinite-lived intangible asset is determined using the relief from royalty method. The significant estimates and assumptions utilized in the fair value estimates include revenue projections, the royalty rate and the weighted average cost of capital.

No impairment of goodwill or indefinite-lived intangible assets was recognized for any of the periods presented.

Share-based Compensation

We measure and recognize share-based compensation expense for all share-based awards made to employees and directors using fair value based methods over the requisite service period. Prior to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we included an estimated forfeiture rate in its calculation of compensation expense. Subsequently, we recognize forfeitures as they occur. The cost of equity-classified awards is based on the grant-date fair value calculated using a Black-Scholes or Monte Carlo valuation model, depending on the nature and classification of the award. The cost of liability-classified awards were based on the intrinsic value of the awards at each reporting date. All liability-classified awards were settled in conjunction with the Presidio Acquisition discussed in Note 2.

Share-based compensation expense for awards with a service-only condition is recognized over the employee’s requisite service period using a graded vesting method. For awards with a performance condition that affects vesting, the performance condition is not considered in determining the award’s grant-date fair value; however, the conditions are considered when estimating the quantity of awards that are expected to vest. No compensation expense is recorded for awards with performance conditions until the performance condition is determined to be probable of achievement. Estimating when a performance condition is probable of achievement requires management judgment. Management considers all available factors and available information in making this determination including, measurement against the performance condition, historical results, volatility, remaining contractual period of the awards and future forecasts and market outlook. For awards with a market condition that affects vesting, the market condition is considered in determining the award’s grant-date fair value. Compensation expense for awards with a market condition is recognized straight-line over the derived or implied service period. For awards with both performance and market conditions, the market condition is incorporated into the fair value of the award, while the performance condition impacts the timing of expense recognition.

Prior to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we recorded excess tax benefits to additional paid in capital on the consolidated balance sheet. Subsequently, excess tax benefits are recorded as a component of income tax expense in the consolidated statement of operations. Additionally, subsequent to the adoption of ASU 2016-09, excess tax benefits are presented as an operating activity on the consolidated statement of cash flows, instead of as a financing activity.

In the case of modifications of awards, additional share-based compensation expense is based on the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

Share-based compensation expense is classified as selling expenses or general and administrative expenses consistent with other compensation expense associated with the award recipient.

We use the simplified method in estimating the expected life of its service-only condition awards because we do not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns.

Assumptions used in the Black-Scholes and Monte Carlo valuation models to calculate the fair value of the awards includes the expected life, volatility, risk-free rate and dividend yield. We use the simplified method in estimating the expected life of service based awards because we do not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns. The expected stock price volatility is based on the average of the historical volatility of public companies in industries similar to our industry as we do not have sufficient history as a public company. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. We do not use a dividend yield as we have not historically paid dividends.

When we were a private company, there was inherent uncertainty in estimating the fair value of our common stock and if we had made different assumptions, the fair value of the underlying common stock and amount of our share-based compensation expense, net income (loss) and earnings (loss) per share would have been different. Following our IPO on March 10, 2017, the fair value per share of our common stock for purposes of determining share-based compensation expense is the closing price of our common stock as reported on the NASDAQ on the applicable grant date.

Income Taxes

Deferred taxes are calculated using the liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the our consolidated balance sheets and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of future realization of deferred tax assets requires management judgment. Based on management’s forecast of future operations, no valuation allowance has been recorded for any of our deferred tax assets as we believe we will generate sufficient taxable income in the future to realize these benefits. Deferred tax assets and liabilities are presented based on the tax rates currently in effect and adjusted for changes in tax laws and rates on the date of enactment. Deferred tax assets and liabilities are classified as noncurrent and presented net in the consolidated balance sheets.

We evaluate our tax positions under a more-likely-than-not recognition threshold and measurement analysis before they can be recognized for financial statement reporting. Identifying and evaluating the likely outcome of tax positions requires management judgment. Uncertain tax positions have been classified as current or non-current income tax liabilities based on the expectation of whether they will be paid in the next fiscal year. We recognize interest and penalties related to income tax exposures as a component of income tax expense (benefit) in our consolidated statements of operations.

Recent Accounting Pronouncements

See the information set forth in Note 1 ("Recent Accounting Pronouncements Adopted During the Fiscal Year" and "Recent Accounting Pronouncements Not Yet Adopted") to the consolidated financial statements included in Item 8 to this Form 10-K.

Impact of Inflation

Inflation has not had a material impact on our operating results. We generally have been able to pass along price increases to our customers, though certain economic factors and technological advances in recent years have tended to place downward pressure on pricing.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.

PRESIDIO, INC.

Item 8.         Financial Statements and Supplementary Data

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	83
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2017 (Successor) and June 30, 2016 (Successor)	84
Consolidated Statements of Operations for the fiscal years ended June 30, 2017 and 2016 (Successor), for the period ended June 30, 2015 (Successor), and the period ended February 1, 2015 (Predecessor)	85
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017 and 2016 (Successor), for the period ended June 30, 2015 (Successor), and the period ended February 1, 2015 (Predecessor)	86
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2017 and 2016 (Successor), for the period ended June 30, 2015 (Successor), and the period ended February 1, 2015 (Predecessor)	88
Notes to Consolidated Financial Statements	89
FINANCIAL STATEMENT SCHEDULES
Schedule I - Condensed Financial Information of Registrant	143
Schedule II - Valuation and Qualifying Accounts	148

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Presidio, Inc.

We have audited the accompanying consolidated balance sheets of Presidio, Inc. and subsidiaries (the Company) as of June 30, 2017 and 2016 (Successor), and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2017 and 2016 (Successor), the period from November 20, 2014 through June 30, 2015 (Successor), and the period from July 1, 2014 through February 1, 2015 (Predecessor). Our audits also included the financial statement schedules of Presidio, Inc. listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidio, Inc. and subsidiaries as of June 30, 2017 and 2016 (Successor), and the results of their operations and their cash flows for the years ended June 30, 2017 and 2016 (Successor), the period from November 20, 2014 through June 30, 2015 (Successor), and the period from July 1, 2014 through February 1, 2015 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

McLean, Virginia
September 21, 2017

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)

	Successor
	As of June 30, 2016	As of June 30, 2017
Assets
Current Assets
Cash and cash equivalents	$33.0	$27.5
Accounts receivable, net	503.0	576.3
Unbilled accounts receivable, net	135.7	159.8
Financing receivables, current portion	83.1	84.2
Inventory	48.3	27.7
Prepaid expenses and other current assets	68.2	63.4
Total current assets	871.3	938.9
Property and equipment, net	32.9	32.1
Financing receivables, less current portion	102.0	113.6
Goodwill	781.5	781.5
Identifiable intangible assets, net	825.5	751.9
Other assets	9.9	32.7
Total assets	$2,623.1	$2,650.7
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$7.4	$—
Accounts payable – trade	382.3	350.5
Accounts payable – floor plan	223.3	264.9
Accrued expenses and other current liabilities	167.1	216.3
Discounted financing receivables, current portion	75.3	79.9
Total current liabilities	855.4	911.6
Long-term debt, net of debt issuance costs and current maturities	1,030.6	730.7
Discounted financing receivables, less current portion	87.1	104.7
Deferred income tax liabilities	288.0	270.4
Other liabilities	15.1	30.4
Total liabilities	2,276.2	2,047.8
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at June 30, 2017 and June 30, 2016	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized and 90,969,919 shares issued and outstanding at June 30, 2017, 100,000,000 shares authorized and 71,922,836 shares issued and outstanding at June 30, 2016	0.7	0.9
Additional paid-in capital	373.9	625.3
Accumulated deficit	(27.7)	(23.3)
Total stockholders’ equity	346.9	602.9
Total liabilities and stockholders’ equity	$2,623.1	$2,650.7

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Revenue
Product	$1,201.4	$848.0	$2,319.8	$2,373.2
Service	191.4	137.5	395.1	444.4
Total revenue	1,392.8	985.5	2,714.9	2,817.6
Cost of revenue
Product	952.9	679.9	1,866.5	1,884.2
Service	150.6	108.6	307.8	347.5
Total cost of revenue	1,103.5	788.5	2,174.3	2,231.7
Gross margin	289.3	197.0	540.6	585.9
Operating expenses
Selling expenses	137.6	94.4	248.2	276.2
General and administrative expenses	59.9	40.5	96.9	105.0
Transaction costs	42.6	21.3	20.6	14.8
Depreciation and amortization	22.4	30.2	76.0	81.8
Total operating expenses	262.5	186.4	441.7	477.8
Operating income	26.8	10.6	98.9	108.1
Interest and other (income) expense
Interest expense	21.4	46.7	81.9	72.5
Loss on disposal of business	—	—	6.8	—
Loss on extinguishment of debt	7.5	0.7	9.7	28.5
Other (income) expense, net	(0.2)	0.1	0.1	0.1
Total interest and other (income) expense	28.7	47.5	98.5	101.1
Income (loss) before income taxes	(1.9)	(36.9)	0.4	7.0
Income tax expense (benefit)	3.2	(12.6)	3.8	2.6
Net income (loss)	$(5.1)	$(24.3)	$(3.4)	$4.4
Earnings (loss) per share:
Basic	$(0.01)	$(0.35)	$(0.05)	$0.06
Diluted	$(0.01)	$(0.35)	$(0.05)	$0.05
Weighted-average common shares outstanding:
Basic	561,886,602	70,010,538	71,117,962	77,517,700
Diluted	561,886,602	70,010,538	71,117,962	81,861,839
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Cash flows from operating activities:
Net income (loss)	$(5.1)	$(24.3)	$(3.4)	$4.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	18.3	26.4	67.2	73.6
Depreciation of property and equipment in operating expenses	4.1	3.8	8.8	8.2
Depreciation of property and equipment in cost of revenue	2.5	1.9	5.7	5.4
Provision for sales returns and credit losses	1.1	0.2	1.5	2.0
Amortization of debt issuance costs	2.4	2.7	7.6	6.5
Loss on extinguishment of debt	7.5	0.7	9.7	28.5
Loss on disposal of business	—	—	6.8	—
Noncash lease income	(5.9)	(2.0)	(5.0)	(3.7)
Share-based compensation expense	20.1	1.0	2.2	10.2
Deferred income tax expense (benefit)	3.5	(13.0)	(19.6)	(17.6)
Excess tax benefits on share-based compensation	(7.5)	—	—	—
Other	0.3	0.4	—	0.4
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(40.5)	6.4	(37.6)	(98.4)
Inventory	8.7	(13.0)	(4.5)	20.6
Prepaid expenses and other assets	(12.0)	10.3	13.5	(20.6)
Accounts payable – trade	56.4	(13.9)	21.7	(31.9)
Accrued expenses and other liabilities	20.6	10.8	11.5	63.4
Net cash provided by (used in) operating activities	74.5	(1.6)	86.1	51.0
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(645.8)	(251.3)	—
Proceeds from collection of escrow related to acquisition of business	—	—	—	0.6
Proceeds from disposition of business	—	—	36.3	—
Additions of equipment under sales-type and direct financing leases	(76.0)	(33.6)	(95.4)	(100.1)
Proceeds from collection of financing receivables	14.0	5.8	6.5	9.8
Additions to equipment under operating leases	(1.3)	(0.2)	(2.7)	(2.0)
Proceeds from disposition of equipment under operating leases	0.6	0.3	1.0	1.5
Purchases of property and equipment	(8.6)	(5.4)	(16.4)	(11.4)
Net cash used in investing activities	(71.3)	(678.9)	(322.0)	(101.6)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	—	—	—	247.5
Payments of initial public offering costs	—	—	—	(7.2)
Proceeds from issuance of common stock	—	337.8	—	—
Proceeds from issuance of common stock under share-based compensation plans	—	—	—	1.1
Repurchases of common stock	—	—	(0.1)	—
Payments of future consideration on acquisitions	(5.6)	—	(10.3)	—
Excess tax benefits on share-based compensation	7.5	—	—	—
Deferred financing costs	—	(27.1)	(1.2)	—
Proceeds from the discounting of financing receivables	65.6	44.6	86.4	108.6
Retirements of discounted financing receivables	(3.2)	(4.3)	(4.2)	(5.0)

PRESIDIO, INC.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Net borrowings (repayments) on the receivables securitization facility	40.0	(40.0)	5.0	(5.0)
Borrowings of senior and subordinated notes	—	400.0	—	—
Repayments of senior and subordinated notes	—	—	(66.3)	(230.8)
Borrowings of term loans, net of original issue discount	—	582.0	306.6	—
Repayments of term loans	(80.0)	(575.0)	(156.2)	(105.7)
Net borrowings (repayments) on the floor plan facility	(29.0)	50.8	20.9	41.6
Net cash provided by (used in) financing activities	(4.7)	768.8	180.6	45.1
Net increase (decrease) in cash and cash equivalents	(1.5)	88.3	(55.3)	(5.5)
Cash and cash equivalents:
Beginning of the period	8.5	—	88.3	33.0
End of the period	$7.0	$88.3	$33.0	$27.5
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$24.7	$26.1	$74.0	$75.7
Income taxes, net of refunds	$14.6	$(6.4)	$23.7	$3.3
Reduction of discounted lease assets and liabilities	$40.1	$26.1	$82.8	$89.6

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Predecessor
Balance, June 30, 2014	—	$—	561,884,475	$5.6	$83.9	$7.0	$96.5
Common stock issued for awards under share-based compensation plans	—	—	53,757	—	—	—	—
Net loss	—	—	—	—	—	(5.1)	(5.1)
Excess tax benefits on share- based awards	—	—	—	—	7.5	—	7.5
Share-based compensation expense	—	—	—	—	17.3	—	17.3
Balance, February 1, 2015	—	$—	561,938,232	$5.6	$108.7	$1.9	$116.2

Successor
Balance, November 20, 2014	—	$—	—	$—	$—	$—	$—
Common stock issued for cash	—	—	67,560,000	0.7	337.2	—	337.9
Common stock issued for acquisitions	—	—	2,931,948	—	21.2	—	21.2
Net loss	—	—	—	—	—	(24.3)	(24.3)
Share-based compensation expense	—	—	—	—	1.0	—	1.0
Balance, June 30, 2015	—	—	70,491,948	0.7	359.4	(24.3)	335.8
Common stock issued for awards under share-based compensation plans	—	—	23,856	—	—	—	—
Common stock issued for acquisitions	—	—	1,417,032	—	12.4	—	12.4
Repurchase of common stock	—	—	(10,000)	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	(3.4)	(3.4)
Share-based compensation expense	—	—	—	—	2.2	—	2.2
Balance, June 30, 2016	—	—	71,922,836	0.7	373.9	(27.7)	346.9
Common stock issued for initial public offering, net of underwriting discounts and commissions	—	—	18,766,465	0.2	247.3	—	247.5
Costs related to initial public offering	—	—	—	—	(7.2)	—	(7.2)
Common stock issued for awards under share-based compensation plans	—	—	280,618	—	1.1	—	1.1
Net income	—	—	—	—	—	4.4	4.4
Share-based compensation expense	—	—	—	—	10.2	—	10.2
Balance, June 30, 2017	—	$—	90,969,919	$0.9	$625.3	$(23.3)	$602.9

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., formerly named Aegis Holdings, Inc. (“Aegis”), is a Delaware corporation which was incorporated on November 20, 2014 by certain investment funds affiliated with or managed by Apollo Global Management, LLC and its subsidiaries, including Apollo Investment Fund VIII, L.P., along with their parallel investment funds (the “Apollo Funds”) to complete the acquisition of Presidio Holdings Inc. (“Presidio Holdings”). Presidio Holdings is a holding company for its wholly-owned subsidiary, Presidio LLC, and its operating subsidiaries, which are described below. Prior to its acquisition of Presidio Holdings on February 2, 2015 (the “Presidio Acquisition” as discussed in Note 2), Presidio, Inc. had no operations or activity other than acquisition related costs. Subsequent to the Presidio Acquisition, Presidio, Inc. became the holding company and derives all of its operating income and cash flows from Presidio Holdings and its subsidiaries. For periods as of or ended prior to February 2, 2015, references to the “Company,” “we” or “our” refer to Presidio Holdings and its subsidiaries and for periods as of or ended subsequent to February 2, 2015 these references refer to Presidio, Inc. and its subsidiaries.

For the periods presented, the Company operated primarily through two indirect, wholly-owned subsidiaries:

•
Presidio Networked Solutions LLC (“PNS”), a leading provider of life-cycle based IT solutions and services. The PNS business includes the operations of Presidio Networked Solutions Group LLC (“PNSG”) and Presidio Technology Capital, LLC (“PTC”), an IT infrastructure leasing company.

•
Atlantix Global Systems, LLC (“Atlantix”), a leading remarketer of used and new IT infrastructure systems, providing customers with a full IT life-cycle management process. On October 22, 2015, as discussed in Note 3, the Company sold the Atlantix business to a third party.

The Company also has an indirect, wholly-owned, non-operating subsidiary, Presidio Capital Funding LLC (“PCF”), which is utilized for the Receivables Securitization Facility described in Note 11. Presidio Holdings is a guarantor of certain indebtedness and a borrower of other indebtedness as described in Note 11. Refer to Note 22 for the condensed consolidating financial information of Presidio Holdings Inc. and subsidiaries.

The Company is headquartered in New York, New York and all of its direct and indirect subsidiaries are located in the United States.

Nature of Business

Presidio, Inc. is a leading provider of information technology ("IT") solutions to the middle market in North America. The Company enables business transformation through its expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. The Company's solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. The Company complements its professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. The Company's services-led, lifecycle model leads to ongoing client engagement.

The Company has three solution areas: (i) Digital Infrastructure, (ii) Cloud, and (iii) Security. Through its increasing focus on Cloud and Security solution areas, the Company believes it is well positioned to benefit from the rapid growth in demand for these technologies. Within its three solutions areas, the Company offers customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of such solutions include advanced networking, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by the Company's expertise in foundational technologies, built upon its investments in network, data center, security, collaboration, and mobility.

The Company’s revenue from solutions consists of the resale of hardware, software, and third-party support service contracts, which is reported as product revenue, and the sale of professional, cloud and managed services, which is reported as service revenue. The Company implements IT solutions for its customers on a national and international basis, although the Company’s principal markets are located in the continental United States.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Split

On February 24, 2017, the Board of Directors of the Company declared a 2-for-1 stock split of the Company’s common stock in the form of a stock dividend payable on each share of common stock issued and outstanding as of February 24, 2017. The number of shares subject to and the exercise price of the Company’s outstanding options were adjusted to equitably reflect the split. All common stock share and per-share data included in these financial statements give effect to the stock split and have been adjusted retroactively for all Successor periods presented.

Initial Public Offering

On March 15, 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017, pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.  The Company received net proceeds of $247.5 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO.  In addition, the Company incurred $7.2 million of offering expenses in connection with the IPO.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

In conjunction with the Presidio Acquisition on February 2, 2015 by the Apollo Funds, the Company has applied the acquisition method of accounting, which created a new basis of accounting as of that date. The Company’s financial results with periods ending prior to February 2, 2015 have been termed the predecessor entity (“Predecessor”), while the financial results with periods ending subsequent to February 2, 2015 have been termed the successor entity (“Successor”).

As a result of applying the acquisition method of accounting on February 2, 2015, the Predecessor and Successor entities have different bases of accounting and, as a result, these periods are not comparable to one another. The significant differences in the consolidated statements of operations and cash flows include depreciation and amortization of certain tangible and intangible assets recorded at fair value as of February 2, 2015, along with certain transaction expenses related to the Presidio Acquisition and interest expense associated with debt.

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown have been made. With the exception of acquisition related accounting, all other adjustments are of a normal recurring nature.

The Company has evaluated subsequent events through the issue date of these consolidated financial statements.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Predecessor and Successor, as applicable, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

We have reclassified some prior period amounts in our consolidated financial statements to conform to our current presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, asset residual values, vendor rebates and

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration, goodwill, identifiable intangibles, measurement of income tax assets and liabilities and provisions for doubtful accounts, credit losses, inventory obsolescence, and other contingencies. Actual results could differ from management’s estimates.

Significant Accounting Policies

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition

The Company's revenue is generally derived from the sale of IT-solutions to customers. Incorporated in those solutions are third-party products including hardware, software and support service contracts and the sale of Company services and third-party services. Revenue is generally recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts, customer purchase orders, and statements of work are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify product delivery and hours incurred are used to verify services are performed.

•
The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•
Collectability is reasonably assured. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

As a provider of third-party products and services, the Company considers the principal versus agent accounting guidance to determine if the Company is the primary obligor in the arrangement and if revenue should be recognized gross or net of the associated costs. Applying the principal versus agent accounting guidance is a matter of judgment based on the consideration of several factors and indicators.

The Company's solutions may consist of a combination of deliverables including third-party products along with services delivered by the Company and/or third-parties. These types of arrangements generally contain multiple revenue generating activities or elements where delivery or performance may occur at different times or over different periods of time as discussed in the policies below. For arrangements that contain multiple elements, the total consideration of the arrangement is allocated to the deliverables which qualify as separate units of accounting. Generally, each of the above items qualifies as separate units of accounting since they provide stand-alone value to the customer and the delivery or performance of any undelivered items is considered probable and substantially in our control. The allocation of the arrangement consideration to the separate units of accounting is based on the relative selling price of each deliverable. The relative selling price is determined based on an assessment of the cost plus a reasonable margin. The identification of the deliverables, the separate units of accounting, the estimated selling prices and the allocation of the arrangement require management estimates and judgment.

Product Revenue

Revenue for hardware and software – Revenue from the sale of third-party hardware and third-party software products is generally recognized on a gross basis with the sales price to the customer recorded as revenue and the acquisition cost of the product recorded as cost of revenue, net of vendor rebates. Revenue is recognized when the title and risk of loss are passed to the customer. Hardware and software items can be delivered to customers in a variety of ways including drop-shipped by our vendor or supplier, shipped from our warehouse or via electronic delivery for software licenses. In certain cases, our solutions include the sale of software subscriptions where we are the agent in the arrangement with the customer and recognize the related revenue at the date of sale, net of the related cost of revenue. As the Company is under no obligation to perform additional services, such as post-customer support or upgrades, revenue is recognized at the time of sale as opposed to over the life of the software license. The Company maintains an estimate for sales returns and credit losses based on historical experience. The Company’s vendor partners provide warranties to our customers on equipment sold and as such we have not estimated a warranty reserve or deferred revenue for potential warranty work.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue for third-party support service contracts – Revenue from the sale of third-party support service contracts is recognized net of the related cost of revenue. In a third-party support service contract, all services are performed by third-party providers and as a result, the Company concluded that it is acting as an agent and recognizes revenue on a net basis at the date of sale with revenue being equal to the gross margin on the transaction. As the Company is under no obligation to perform additional services, revenue is recognized at the time of sale as opposed to over the life of the third-party support agreement.

Revenue from leasing arrangements – Revenue from information technology products leased to customers is based on the type of lease entered into with each customer. Each lease is classified as either a direct financing lease, sales-type lease or operating lease. If a lease meets one or more of the four criteria listed below and both the collectability of the minimum lease payments is reasonably predictable and there are no material uncertainties surrounding the amount of unreimbursable costs yet to be incurred, the lease is classified as either a sales-type or direct financing lease; otherwise, it is classified as an operating lease:

•	the lease transfers ownership of the property to the lessee by the end of the lease term;

•	the lease contains a bargain purchase option;

•	the lease is equal to 75% or more of the estimated economic life of the leased property; or

•	the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90% of the fair value of the leased property at the inception of the lease.

Interest earned on direct financing leases is recognized over the term of the lease using the effective interest method. Revenue on sales-type leases is recognized at the inception of the lease at the present value of the minimum lease payments using the discount rate implicit in the lease, with the earned interest being recognized over the term of the lease using the effective interest method. Minimum lease payments comprise the rental payments that the lessee is obligated to make, excluding contingent rentals and any guarantee by the lessee to pay executory costs. Revenue from operating leases is recognized ratably on a straight-line basis over the term of the lease agreement. Revenue from the sale of the residual asset at the end of a lease term is recognized at the date of sale.

The interest income from direct financing and sales-type leases and the revenue recognized from sales-type leases, operating leases and residual asset sales are presented as product revenue in the consolidated statements of operations.

For additional information on the accounting treatment of leases, see the Financing Receivables and Operating Leases policies described in this footnote below as well as Note 6.

Sales taxes – The Company records sales and use taxes collected from customers for remittance to governmental authorities on a net basis within the Company’s consolidated statements of operations.

Shipping and freight – Shipping and freight costs billed to customers are recognized within revenue with the related shipping and freight costs incurred by the Company recorded as a cost of revenue.

Service Revenue

Revenue for Services – Revenue from professional services and cloud services is recognized as the services are performed. For time and material service contracts revenue is recognized at the contractual hourly rates for the labor hours performed during the period. For fixed price service contracts revenue is recognized on a proportional performance basis. Milestone payments are recognized against the labor hours completed compared to the total estimated hours for the scope of work with contract and revenue accrued or deferred as appropriate.

Revenue for managed services is recognized on a straight-line basis over the term of the arrangement. The Company may incur upfront costs associated with professional and managed services, including, but not limited to, purchasing support service contracts and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. The Company’s cash management program utilizes zero balance accounts and overnight money market investments. The Company does not have any compensating balance requirements.

Accounts Receivable

Accounts receivable are carried at the original invoice amount less a provision for credit losses. Management determines the provision for credit losses by reviewing all outstanding amounts to identify troubled accounts, using historical experience applied to the aging of accounts, and considering current economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Accounts receivable are generally due within 30 days of the date of the invoice and typically do not bear interest. Any interest income received on accounts receivable is recorded as received or when collectability is reasonably assured.

Unbilled Accounts Receivable

Unbilled accounts receivable represent the revenue that has been earned but not yet billed to the customer as of the balance sheet date, less a provision for credit losses. Unbilled accounts receivable typically are comprised of receivables for hardware and software products delivered but not yet invoiced as a result of bill in full provisions, support service contract sales that are being billed over the contract term to customers, and revenue on professional service contracts in which revenue has been recognized in accordance with a proportional performance method but invoicing milestones have not yet been achieved. Management determines the provision for credit losses by reviewing unbilled amounts to identify troubled accounts, using historical experience and considering economic conditions that may affect a customer’s ability to pay. Unbilled receivables are written off when deemed uncollectible.

Inventory

Inventory primarily consists of finished goods valued at the lower of cost or market, with cost determined on the first-in, first-out method (“FIFO”). The Company decreases the value of inventory for a lower of cost or market provision equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, with the exception that property and equipment acquired in an acquisition are recorded at estimated fair value on the date of the acquisition.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of three to seven years are used for equipment, software and furniture and fixtures. Depreciation and amortization of leasehold improvements are computed using the shorter of the estimated useful life or the remaining lease term.

Depreciation of certain equipment, software, and other property utilized directly in product revenue generation is recorded in cost of product revenue in the Company’s consolidated statements of operations. Similarly, depreciation expense associated with equipment and software directly utilized in support of cloud and managed services contracts is included in cost of service revenue within the Company’s consolidated statements of operations. All other depreciation and amortization are recorded in depreciation and amortization within operating expenses in the Company’s consolidated statements of operations.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Debt issuance costs arising from the Company’s borrowings and credit agreements are amortized using the effective interest rate method over the term of the related debt financing. Debt issuance costs associated with non-revolving credit facilities are presented on a net basis along with the associated debt obligation in the consolidated balance sheets. Debt issuance costs associated with revolving credit facilities are presented net of accumulated amortization within other assets in the consolidated balance sheets.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by that asset or asset group. If such asset(s) are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset(s) exceeds their estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Identifiable Intangible Assets, Net

Finite-lived intangible assets such as customer relationships assets, developed technology, trade names, and non-compete agreements are amortized over their estimated useful lives, generally on a straight-line basis. Finite-lived intangible assets are reviewed for impairment or obsolescence whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by that asset. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value.

Goodwill and Other Indefinite-lived Intangibles

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is assigned to a reporting unit on the acquisition date and assessed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. In accordance with ASC Topic 805, Business Combinations, if, at the time of issuance of any consolidated financial statements, the Company has not yet finalized the acquisition method of accounting and calculation of goodwill, the corresponding consolidated financial statements are prepared using provisional amounts. Upon finalizing the acquisition method of accounting, the Company applies any adjustments to the provisional amounts in the period in which the adjustments are determined.

The Company assesses goodwill for impairment at least annually on March 31 of each year for each reporting unit. The impairment assessment considers qualitative and quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing this assessment, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. Factors that are considered include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market conditions; (iii) overall financial performance and expected financial performance; (iv) other entity specific events, such as changes in management or key personnel; and (v) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions.

If after assessing the qualitative and quantitative factors the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs an impairment test. The impairment test compares the fair value of a reporting unit, using a combination of a discounted cash flow approach and a market approach, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company will recognize an impairment charge for the amount by which carrying value exceeds fair value. The significant estimates and assumptions utilized in the fair value estimate include revenue and margin projections, working capital requirements, capital expenditures, terminal growth rates, discount rates and the selection of peer company multiples.

As of March 31, 2017, our estimated fair value exceeded our carrying value by approximately 138.3%. Our fair value was calculated based on our total market capitalization on March 31, 2017. On a qualitative basis, no economic, industry or our

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company-specific indicators were noted which would have led us to believe that it is more likely than not that goodwill was impaired since March 31, 2017.

Similar to goodwill, indefinite-lived intangible assets other than goodwill are assessed annually on March 31, or more frequently if indicated, for impairment. The impairment assessment first considers qualitative and quantitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired, including, but not limited to, the following: (i) the performance of the underlying business related to the intangible asset; (ii) the use of the intangible asset to market to customers and transact with vendors; and (iii) the expectation that the intangible asset will continue to be used going forward. If after assessing the qualitative and quantitative factors the Company determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, then the Company will write down the value of the intangible asset to its fair value. The fair value of the Company's indefinite-lived intangible asset is determined using the relief from royalty method. The significant estimates and assumptions utilized in the fair value estimates include revenue projections, the royalty rate and the weighted average cost of capital.

See Note 8 for additional information about the accounting for goodwill and indefinite-lived intangible assets, including the results of the Company’s impairment assessments.

Financing Receivables and Operating Leases

The Company’s lessor lease transactions are classified at the inception of the lease as either direct financing leases, sales-type leases or operating leases. At the inception of direct financing and sales-type leases, the net investment in leases is recorded, which consists of the minimum lease payments, the initial direct costs applicable for direct financing leases, the unguaranteed residual value of the leased asset and the unearned interest income.

Upon entering into a lease transaction, the Company generally assigns the customer lease payments to a financial institution along with a first priority security interest in the leased equipment (“discounting”). These assignments do not qualify for sale accounting in accordance with ASC 860, Transfers and Servicing, and as such are not derecognized from the consolidated balance sheet and instead reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheets and continue to be reported and accounted for as if the sale or assignment had not occurred. The majority of our assigned lease payments are on a nonrecourse basis with the financial institutions. At the time the lease is discounted, the Company receives a cash payment from the financial institution equal to the present value of the lease payments discounted at a fixed interest rate, and a related liability is established equal to this cash payment received. The asset and liability are both decreased over the term of the lease as payments are received by the financial institution from the lessee. The typical term of our leases and the discounting arrangements is between two and five years.

Sales-type leases – At the inception of the lease, the present value of the non-cancelable rentals is recorded as product revenue. Equipment costs, less the present value of the estimated residual values, are recorded in cost of product revenue. The difference between the present value of the non-cancelable rentals and the minimum lease payments receivable and the difference between the present value of the estimated residual values and the future value of residuals are recorded as unearned income, which is amortized to product revenue over the lease term using the effective interest rate method.

Direct financing leases – At the inception of a lease, the difference between the cost of the equipment and the present value of the non-cancelable rentals is recorded as unearned income, which is amortized to product revenue over the lease term using an effective interest rate method.

Residual values – Residual values represent management’s estimates of the fair market or realizable values of equipment under leases at the maturity of the leases. Management reviews the residual values and they are reduced as necessary to reflect any decrease in the estimated fair market or realizable values. Residual values are evaluated on a quarterly basis and any impairment, other than temporary, is recorded in the period in which the impairment is determined. The resulting reduction in the net investment in leases is recognized as a loss in the period in which the estimate is changed. No upward revision of residual value is made subsequent to the inception of the lease.

Operating leases – At the inception of a lease, the equipment assigned to the lease is recorded at cost as equipment under operating leases presented within other assets in the Company’s consolidated balance sheets and is depreciated on a straight-line basis over its useful life. Monthly payments from customers are recorded as part of product revenue, with the depreciation expense associated with the equipment recorded in cost of product revenue within the Company’s consolidated statements of operations.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for Sales Returns and Credit Losses

A provision for sales returns is maintained for potential future product returns. A corresponding provision is maintained for those product returns that the Company is able to return to our vendors or original equipment manufacturers. These provisions are based on an evaluation of historical trends in product return rates and are presented net as a reduction in accounts receivable and product revenue.

Provisions for credit losses are maintained for potentially uncollectible accounts receivable, unbilled receivables and financing receivables. The provisions are increased for potential credit losses, which increases expenses, and decreased by subsequent recoveries. The provisions for credit losses are decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable. Management’s determination of the adequacy of the provisions for credit losses for accounts receivable, unbilled receivables and financing receivables are based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors.

Income Taxes

Deferred taxes are calculated using the liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s consolidated balance sheets and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are presented based on the tax rates currently in effect and adjusted for changes in tax laws and rates on the date of enactment. Deferred tax assets and liabilities are classified as noncurrent and presented net in the consolidated balance sheets.

The Company evaluates its tax positions under a more-likely-than-not recognition threshold and measurement analysis before they can be recognized for financial statement reporting. Uncertain tax positions have been classified as current or non-current income tax liabilities based on the expectation of whether they will be paid in the next fiscal year. The Company recognizes interest and penalties related to income tax exposures as a component of income tax expense (benefit) in the Company’s consolidated statements of operations.

Share-based Compensation

The Company measures and recognizes share-based compensation expense for all share-based awards made to employees and directors using fair value based methods over the requisite service period. Prior to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company included an estimated forfeiture rate in its calculation of compensation expense. Subsequently, the Company recognizes forfeitures as they occur. The cost of equity-classified awards is based on the grant-date fair value calculated using a Black-Scholes or Monte Carlo valuation model, depending on the nature and classification of the award. The cost of liability-classified awards were based on the intrinsic value of the awards at each reporting date. All liability-classified awards were settled in conjunction with the Presidio Acquisition discussed in Note 2.

Share-based compensation expense for awards with a service-only condition is recognized over the employee’s requisite service period using a graded vesting method. For awards with a performance condition that affects vesting, the performance condition is not considered in determining the award’s grant-date fair value; however, the conditions are considered when estimating the quantity of awards that are expected to vest. No compensation expense is recorded for awards with performance conditions until the performance condition is determined to be probable of achievement. For awards with a market condition that affects vesting, the market condition is considered in determining the award’s grant-date fair value. Compensation expense for awards with a market condition is recognized straight-line over the derived or implied service period. For awards with both performance and market conditions, the market condition is incorporated into the fair value of the award, while the performance condition impacts the timing of expense recognition.

Prior to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company recorded excess tax benefits to additional paid in capital on the consolidated balance sheet. Subsequently, excess tax benefits are recorded as a component of income tax expense in the consolidated statement

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of operations. Additionally, subsequent to the adoption of ASU 2016-09, excess tax benefits are presented as an operating activity on the consolidated statement of cash flows, instead of as a financing activity.

In the case of modifications of awards, additional share-based compensation expense is based on the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

Share-based compensation expense is classified as selling expenses or general and administrative expenses consistent with other compensation expense associated with the award recipient.

The Company uses the simplified method in estimating the expected life of its service-only condition awards because the Company does not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns.

Other Comprehensive Income (Loss)

The Company did not have any components of other comprehensive income (loss) for any of the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock outstanding includes the dilutive effect of vested and unvested in-the-money service-only condition stock options and stock options with performance conditions once the performance condition is considered probable of achievement. Stock options with market conditions are included in the calculation of potential dilutive shares to the extent the market conditions are deemed to have been met based on information as of the end of the period as if it were the end of the contingency period. The dilutive effect of such equity-classified awards is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. Prior to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the amount of excess tax benefits that would be recorded in additional paid-in capital when the award became deductible was considered an assumed proceed.

Shares issued under the Company's Employee Stock Purchase Plan are included as dilutive potential shares of common stock outstanding as of the beginning of the applicable offering period, to the extent they are not anti-dilutive.

Partner Incentive Program Consideration

The Company receives payments and credits from vendors for various programs, including rebates, volume incentive programs, and shared marketing expense programs. Each program varies in length and has varying conditions or achievement targets that determine the amount of consideration the Company is eligible for. The Company estimates and recognizes the amount of partner incentive program consideration earned when it is probable and reasonably estimable using the information available or historical data. Such partner incentive program consideration is recognized as a reduction of cost of revenue with respect to rebates, volume incentive programs and similar programs or as a reduction to operating expenses with respect to shared marketing expense programs.

Business Combinations

The Company accounts for business combinations and acquisitions using the acquisition method. The acquisition method requires that the total purchase price of the acquired entity be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The assets acquired include the analysis and recognition of intangible assets such as customer relationships, trade names, developed technology and contractual rights and the liabilities assumed include contractual commitments and contingencies.

Any premium paid over the fair value of the net assets and liabilities acquired is recorded as goodwill in connection with the business combination. The results of operations for an acquired entity are included in the consolidated financial statements from the date of acquisition.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also provides a fair value hierarchy for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3:	Unobservable inputs for the asset or liability.

For those financial instruments with no quoted market prices available, fair value is estimated using present value calculations or other valuation methods. Determining the fair value incorporates management’s best judgment with respect to current economic conditions, discount rates and estimates of future cash flows.

The Company did not elect the fair value measurement option for any of its financial assets or liabilities.

Derivative Instruments

The Company may periodically use interest rate swap and cap agreements to reduce the impact of interest rate changes on its long-term debt.

All derivative instruments that are not clearly and closely related to the economic characteristics and risks of the host contract are recognized in the Company’s consolidated balance sheets at their fair value and are appropriately classified as current or non-current assets and liabilities. The Company has not elected hedge accounting for its derivative instruments, and as a result, changes in the fair value are recorded within the Company’s consolidated statements of operations within general and administrative expenses along with the periodic settlements on the variable rate asset or liability.

For the periods presented, the Company had no derivative agreements or activity.

Reportable Segments

Segment information is presented in accordance with a “management approach.” The “management approach” is based on the way that the Company’s chief operating decision-maker reviews operating segment information for use in making decisions, allocating resources and assessing performance. An operating segment is a component of the Company (i) that engages in business activities from which it may earn revenue and incur expense, (ii) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available.

Recent Accounting Pronouncements Adopted During the Fiscal Year

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The standard has an effective date for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted. The company elected to early adopt this standard in the fourth quarter ended June 30, 2017. The amendments in this standard are to be applied prospectively to an award modified on or after the adoption date. Adopting this standard had no impact on the Company's consolidated financial statements.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice regarding the presentation of eight specific cash flow situations and to provide additional accounting guidance to reduce that diversity. These situations include, but are not limited to, debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination. The standard has an effective date for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard in the current period which requires retrospective application for all periods presented. The adoption of this standard resulted in $21.5 million of debt extinguishment costs incurred by the Company in the current fiscal year, $0.5 million in fiscal year ended June 30, 2016, and $0.2 million in the Successor period ended June 30, 2015 being presented as a financing cash outflows in the consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides areas for simplification in the accounting for share-based payment transactions. Areas included for simplification include, but are not limited to, accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, and minimum statutory withholding. The standard has an effective date for annual periods beginning after December 15, 2016 and interim periods within these annual periods, with early adoption permitted. The Company elected to early adopt this standard in the second quarter ended December 31, 2016. Early adoption of this standard required that adjustments be reflected back to the beginning of the fiscal year. Adopting this standard resulted in $0.8 million of excess tax benefits being recorded as a component of income tax expense and as an operating cash flow for the current fiscal year. The other aspects of the ASU had an immaterial impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncements not yet adopted as of June 30, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) along with subsequent clarifying ASUs, which outline a single, comprehensive model for accounting for revenue from contracts with customers. The standard has an effective date for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company has formed an internal committee which is overseeing the assessment and implementation process associated with the adoption of this standard. The Company continues to assess the impact of the standard on the timing and amount of revenue recognized by the Company, including the impact of the modifications to principal versus agent considerations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As the Company is still evaluating the impact of the standard, we have not yet elected an adoption method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard has an effective date for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements. The adoption of the standard is not expected to have a material impact on the Company’s leasing business from a lessor perspective.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which restricts the valuation of inventory to the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard has an effective date for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the standard but it is not expected that this standard will have a material impact on the consolidated financial statements.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.         Acquisitions

Netech Corporation

On February 1, 2016, pursuant to an asset purchase agreement dated as of December 31, 2015, a wholly-owned subsidiary of the Company acquired certain assets and assumed certain liabilities of the Netech Corporation (“Netech Acquisition”) comprising the Netech business (“Netech”). Total consideration was $250.5 million, which included $240.1 million paid in cash and $11.0 million paid in 1,257,142 shares of the Company’s common stock. In the absence of a public trading market for our common stock at the time of the acquisition, the value of the common stock provided as consideration was determined contemporaneously using a combination of the market approach valuation method of comparable companies and an income approach valuation method based on discounted cash flows. The Netech Acquisition enables the Company to further broaden its portfolio of services and solutions and significantly expand its capabilities within the midwestern United States.

The Netech Acquisition was funded through the combination of a new $150.0 million senior credit facility, an incremental $25.0 million term loan borrowing under the Company’s existing senior credit facility, a borrowing under the Company’s accounts receivable securitization facility and available cash on hand. Refer to Note 11 for a further discussion of the credit facility borrowings.

In accordance with the acquisition method, the acquired assets and assumed liabilities of the Netech business have been recognized at fair value as of February 1, 2016. The fair values assigned to the assets and liabilities were derived using a combination of the income approach, the market approach and the cost approach. The significant estimates that were used in calculating the fair values include useful lives, estimated selling prices, disposal costs, costs to complete, and reasonable profit. The fair values assigned to intangible assets were determined through the use of the relief from royalty method and the excess earnings method. The goodwill recognized from the transaction is primarily associated with Netech’s specialized and technical workforce, its positioning in the marketplace, potential synergies and the Company’s belief in its potential for continued growth. The Netech Acquisition was a taxable transaction, and as a result, the goodwill and acquired intangible assets are deductible for income tax purposes.

The following table summarizes the purchase price allocation for the Netech Acquisition (in millions):

Computation of purchase price:
Cash paid to sellers	$240.1
Receivable due from escrow	(0.6)
Fair value of equity consideration	11.0
Total consideration	$250.5
Allocation of purchase price:
Fair value of assets acquired:
Accounts receivable	$70.2
Unbilled accounts receivable	7.5
Inventory	9.0
Prepaid expenses and other current assets	5.0
Property and equipment	2.3
Goodwill	108.2
Identifiable intangible assets	107.0
Other assets	2.4
Fair value of liabilities assumed:
Accounts payable - trade	(2.3)
Accounts payable - floor plan	(40.5)
Accrued expenses and other current liabilities	(18.3)
Total net assets acquired	$250.5

Gross contractual receivables acquired were $70.4 million of accounts receivable and $7.5 million of unbilled receivables.

The Company incurred $4.5 million of acquisition related costs during the fiscal year ended June 30, 2016 associated with the Netech Acquisition, which are presented as part of transaction costs in the consolidated statements of operations. In August

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, the Company collected the $0.6 million that was due back to the Company from escrow accounts as a result of final post-closing purchase price adjustments related to the net working capital as of the closing date of February 1, 2016.

Sequoia Worldwide LLC

On November 23, 2015, the Company acquired certain assets and assumed certain liabilities of Sequoia Worldwide LLC (“Sequoia”) for total consideration of approximately $12.6 million, which included $11.2 million paid in cash and $1.4 million paid in 159,890 shares of the Company’s common stock. In the absence of a public trading market for our common stock at the time of acquisition, the value of the common stock provided as consideration was determined contemporaneously using a market approach valuation method of comparable companies. The acquisition of Sequoia, a firm with deep cloud consulting and integration domain expertise, allows the Company to provide hybrid cloud strategies and service delivery models for our clients.

The fair values assigned to intangible assets were determined through the use of the relief from royalty method and the excess earnings method. The goodwill recognized from the transaction is primarily associated with Sequoia’s specialized and technical workforce. The acquisition of Sequoia was a taxable transaction and as a result, the goodwill and acquired intangible assets are deductible for income tax purposes. Transaction costs associated with the acquisition were immaterial.

The following table summarizes the purchase price allocation for the Sequoia acquisition (in millions):

Computation of purchase price:
Cash paid to sellers	$11.2
Fair value of equity consideration	1.4
Total consideration	$12.6
Allocation of purchase price:
Assets assumed	$0.1
Purchased identifiable intangible assets	1.0
Goodwill	11.5
Total net assets acquired	$12.6

Presidio Holdings Inc.

As previously discussed, on February 2, 2015, Presidio, Inc. acquired Presidio Holdings. The acquisition was pursuant to an agreement and plan of merger dated as of November 26, 2014, by and between Presidio Holdings, Presidio, Inc., Aegis Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Aegis Holdings, Inc. (“Merger Sub”), and AS Presidio Holdings, LLC, a Delaware limited liability company, solely as Securityholder Representative (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, Merger Sub merged with and into Presidio Holdings, with Presidio Holdings surviving as a wholly-owned subsidiary of Presidio, Inc.

As part of the Presidio Acquisition, Presidio, Inc. entered into rollover agreements related to Presidio Holdings common stock and outstanding stock options in Presidio Holdings that were held by certain members of management of Presidio Holdings (the “Rollover”). Pursuant to these rollover agreements, 15,564,968 shares of the common stock of Presidio Holdings were exchanged for 2,931,948 shares of common stock of Presidio, Inc. and 9,400,028 options to acquire common stock of Presidio Holdings were exchanged for 1,770,688 options to acquire common stock of Presidio, Inc. The shares and options that were exchanged had an aggregate fair value of approximately $14.7 million and $6.5 million, respectively. The fair value of the shares and options exchanged was based on the value per share as determined by the total consideration provided to equity holders as part of the Presidio Acquisition.

The cash consideration paid in the Presidio Acquisition was $652.5 million, exclusive of cash acquired, cash paid for the repayment of Presidio LLC’s existing term loan and revolving credit facility and the repayment of the accounts receivable securitization facility. Additionally, Presidio Holdings’ former shareholders were eligible to receive an additional $7.5 million of merger consideration (the “hold-back amount”), subject to certain adjustments for indemnification obligations under the Merger Agreement, and an estimated $3.4 million of income tax refunds, as determined in conjunction with the Merger Agreement. The $7.5 million hold-back was payable one year after the closing of the Presidio Acquisition and the estimated income tax refunds were payable as received by the Company. These amounts were recognized at fair value as an acquisition-related liability in the

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet. The fair values of the hold-back and tax refunds were based on the present value of expected future payments as of the acquisition date. During the fiscal year ended June 30, 2016, the Company paid $10.3 million associated with the hold-back and income tax refunds. As of June 30, 2017, the Company had a $0.3 million acquisition-related liability recorded in the consolidated balance sheet associated with income tax refunds not yet received. The difference between the amounts initially estimated as due to the former shareholders for income tax refunds and the amounts actually paid or accrued was recorded as a measurement period adjustment to goodwill during the fiscal year ended June 30, 2016.

As further described in Note 11, on February 2, 2015, concurrent with the closing of the Presidio Acquisition, the Company also entered into the following financing transactions:

•
Presidio LLC, as borrower, obtained a new $650.0 million credit facility, which includes (1) a five-year $50.0 million senior secured revolving credit facility that remained undrawn at the closing of the Presidio Acquisition and (2) a seven-year $600.0 million senior secured term loan credit facility. The credit facilities are guaranteed by, and secured by the assets of, Presidio LLC and its subsidiaries, subject to certain exceptions. Presidio LLC’s wholly-owned subsidiary, PNS, is a co-borrower of the senior facilities.

•	The existing term loan and revolver facilities were repaid and the commitments thereunder were terminated as of the closing of the Presidio Acquisition.

•
The existing $150.0 million accounts receivable securitization facility was upsized to a three-year $200.0 million facility. Additionally, concurrent with the closing of the Presidio Acquisition, $40.0 million was repaid on the accounts receivable securitization facility.

•
Merger Sub, which was merged into Presidio Holdings in the Presidio Acquisition, issued $400.0 million aggregate principal amount of notes, which included $250.0 million in aggregate principal amount of 10.25% senior notes due February 2023 and $150.0 million in aggregate principal amount of 10.25% senior subordinated notes due February 2023. Concurrent with the closing of the Presidio Acquisition, Presidio Holdings assumed all of the obligations of Merger Sub under the senior notes, the senior subordinated notes an the related indentures by operation of law.

As a result of the Presidio Acquisition, the assets and liabilities of Presidio Holdings were recognized at fair value as of February 2, 2015; this primarily impacted non-current assets and liabilities. The fair values assigned to tangible assets and liabilities were derived using a combination of the income approach, the market approach and the cost approach. The significant estimates that were used in calculating the fair value of the tangible assets and liabilities include replacement cost, useful lives, estimated selling prices, disposal costs, costs to complete and reasonable profit. The fair value assigned to intangible assets was determined through the use of the relief from royalty method, the excess earnings method and the replacement cost method. The goodwill recognized from this transaction is primarily associated with the Presidio Holdings’ specialized and technical workforce, its positioning in the marketplace and the belief in its potential for continued growth.

The Presidio Acquisition was a non-taxable transaction and as a result, the goodwill, acquired intangible assets, and other fair value adjustments are nondeductible for income tax purposes. Accordingly, deferred tax assets and liabilities have been established for the fair value adjustments with the exception of goodwill, for which a deferred tax liability is prohibited from recognition.

For the Successor period ended June 30, 2015 and the Predecessor period ended February 1, 2015, the Company incurred $18.5 million and $42.1 million of acquisition-related costs, respectively. These costs were associated with the Presidio Acquisition and are presented as part of transaction costs in the consolidated statements of operations.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation for the Presidio Acquisition (in millions):

Computation of purchase price:
Cash paid to sellers	$652.5
Fair value of management equity rolled forward	21.2
Fair value of consideration to be paid in the future	10.8
Total consideration	$684.5
Allocation of purchase price:
Fair value of assets acquired:
Cash and cash equivalents	$7.0
Accounts receivable	439.7
Unbilled accounts receivable	105.7
Financing receivables	162.5
Inventory	29.2
Deferred income tax assets	10.2
Prepaid expenses and other current assets	75.0
Property and equipment	28.2
Equipment under operating leases	4.5
Goodwill	662.2
Identifiable intangible assets	837.5
Other assets	15.8
Fair value of liabilities assumed:
Accounts payable - trade	(375.1)
Accounts payable - floor plan	(111.1)
Accrued expenses and other current liabilities	(115.0)
Discounted financing receivables	(140.3)
Long-term indebtedness	(588.4)
Deferred income tax liabilities	(329.7)
Other liabilities	(33.4)
Total net assets acquired	$684.5

Gross contractual receivables acquired were $446.2 million of accounts receivable, $105.7 million of unbilled receivables, $33.8 million of other receivables and $163.2 million of financing receivables.

The above purchase price allocation table is exclusive of $0.7 million in immaterial measurement period adjustments recorded during the fiscal year ended June 30, 2016. The $0.7 million of measurement period adjustments were recorded in the reporting period they were determined. There was no effect to the Company’s consolidated statement of operations as a result of the measurement period adjustments.

The following table provides unaudited supplemental pro forma results of operations for the year ended June 30, 2015 (in millions):

(unaudited)	Fiscal Year Ended June 30, 2015
Total revenue	$2,379.4
Net income	$12.6

These results have been derived from our historical consolidated financial statements and have been prepared to give effect to the Presidio Acquisition, assuming that the Presidio Acquisition occurred on July 1, 2013. The unaudited pro forma information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Presidio Acquisition been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results.

The 2015 supplemental pro forma net income was adjusted to exclude $62.2 million ($41.6 million, net of pro forma income tax impact) of acquisition-related costs and $41.5 million ($25.3 million, net of pro forma income tax impact) of non-

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recurring expenses and adjusted to include an additional $40.8 million ($24.9 million, net of pro forma income tax impact) of recurring expenses associated with reflecting the Presidio Acquisition as occurring on July 1, 2013.

The $41.5 million ($25.3 million, net of pro forma income tax impact) of non-recurring expenses consists primarily of $8.2 million related to loss on extinguishment of debt, $18.5 million related to share-based compensation expense, $3.1 million of expenses related to revaluation of existing inventory and $11.7 million related to one-time interest expenses related to the acquisition of Presidio Holdings. The adjustments related to recurring expenses primarily relate to increased interest expense associated with pro forma debt and increased amortization expense associated with acquired intangible assets. The pro forma results do not include any anticipated synergies or other anticipated benefits of the Presidio Acquisition.

Other Acquisitions

On March 13, 2015, the Company acquired certain assets and certain liabilities of an immaterial business for $0.4 million. The acquisition resulted in a $0.3 million increase in goodwill.

Note 3.         Disposition of Business

On October 22, 2015, the Company completed the sale of the Atlantix business to a third party for $36.3 million in net proceeds resulting in a $6.8 million loss on the disposal presented within interest and other (income) expense in the consolidated statement of operations. Based on qualitative and quantitative considerations, Atlantix was not considered to be a discontinued operation for financial reporting purposes. The carrying amounts of the assets and liabilities included as part of the disposal were as follows (in millions):

Carrying amount of assets disposed:
Accounts receivable, net	$13.4
Inventory	7.4
Prepaid expenses and other current assets	1.1
Property and equipment, net	7.0
Equipment under operating leases, net	0.3
Identifiable intangible assets, net	26.4
Carrying amount of liabilities disposed:
Accounts payable - trade	(3.2)
Accrued expenses and other current liabilities	(9.3)
Net assets disposed	$43.1

Note 4.         Accounts and Unbilled Receivables

Accounts receivable consisted of the following (in millions):

	Successor
	June 30, 2016	June 30, 2017
Gross accounts receivable	$505.6	$580.0
Provision for sales returns and credit losses	(2.6)	(3.7)
Total accounts receivable, net	$503.0	$576.3

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unbilled receivables consisted of the following (in millions):

	Successor
	June 30, 2016	June 30, 2017
Gross unbilled receivables	$136.9	$160.6
Provision for sales returns and credit losses	(1.2)	(0.8)
Total unbilled receivables, net	$135.7	$159.8

Note 5.         Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	Successor
	June 30, 2016	June 30, 2017
Partner incentive program receivable	$27.3	$26.2
Prepaid income taxes	10.4	—
Deferred product costs and other current assets	30.5	37.2
Total prepaid expenses and other current assets	$68.2	$63.4

Note 6.         Financing Receivables and Operating Leases

The Company records the lease receivables related to discounted sales-type or direct financing leases as financing receivables, and the related liability resulting from discounting customer payment streams as discounted financing receivables, in the Company’s consolidated balance sheets. Discounted customer payment streams are typically collateralized by a security interest in the underlying assets being leased. At June 30, 2017 and 2016, the interest rates on discounted leases ranged from 2.0% to 10.5% and 2.0% to 9.8%, respectively.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing receivables – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows (in millions):

June 30, 2016 - Successor	Discounted to financial institutions	Not discounted to financial institutions	Total
Minimum lease payments	$168.5	$18.4	$186.9
Estimated net residual values	—	7.9	7.9
Unearned income	(7.4)	(1.6)	(9.0)
Provision for credit losses	—	(0.7)	(0.7)
Total, net	$161.1	$24.0	$185.1

Reported as:
Current	$74.4	$8.7	$83.1
Long-term	86.7	15.3	102.0
Total, net	$161.1	$24.0	$185.1

Discounted financing receivables:
Nonrecourse	$159.2	$—	$159.2
Recourse	1.0	—	1.0
Total	$160.2	$—	$160.2

Reported as:
Current	$73.9	$—	$73.9
Long-term	86.3	—	86.3
Total	$160.2	$—	$160.2

June 30, 2017 - Successor
Minimum lease payments	$197.2	$4.2	$201.4
Estimated net residual values	—	7.2	7.2
Unearned income	(9.4)	(0.8)	(10.2)
Provision for credit losses	—	(0.6)	(0.6)
Total, net	$187.8	$10.0	$197.8

Reported as:
Current	$80.8	$3.4	$84.2
Long-term	107.0	6.6	113.6
Total, net	$187.8	$10.0	$197.8

Discounted financing receivables:
Nonrecourse	$183.7	$—	$183.7
Recourse	—	—	—
Total	$183.7	$—	$183.7

Reported as:
Current	$79.3	$—	$79.3
Long-term	104.4	—	104.4
Total	$183.7	$—	$183.7

The discounted financing receivables associated with sales-type and direct financing type leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with operating leases, which is discussed below.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum lease payments for discounted and non-discounted sales-type and direct financing leases were as follows (in millions):

Years ending June 30,	Discounted to financial institutions	Not discounted to financial institutions	Total
2018	$85.8	$1.5	$87.3
2019	61.6	1.2	62.8
2020	30.9	0.7	31.6
2021	14.8	0.6	15.4
2022	4.1	0.2	4.3
2023 and thereafter	—	—	—
Total	$197.2	$4.2	$201.4

Operating leases – Equipment under operating leases and accumulated depreciation presented within other assets in the consolidated balance sheets was as follows (in millions):

	Successor
	June 30, 2016	June 30, 2017
Equipment under operating leases	$5.6	$4.6
Accumulated depreciation	(2.7)	(2.9)
Total equipment under operating leases, net	$2.9	$1.7

Depreciation and amortization expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $1.7 million for the fiscal year ended June 30, 2017, $2.5 million for the fiscal year ended June 30, 2016, $1.2 million for the Successor period ended June 30, 2015 and $2.0 million for the Predecessor period ended February 1, 2015.

The minimum lease payments related to operating leases discounted or non-discounted were as follows (in millions):

Years ending June 30,	Discounted to financial institutions	Not discounted to financial institutions	Total
2018	$0.7	$—	$0.7
2019	0.2	—	0.2
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023 and thereafter	—	—	—
Total	$0.9	$—	$0.9

Liabilities for discounted operating leases was follows (in millions):

	Successor
	June 30, 2016	June 30, 2017
Discounted operating leases:
Current	$1.4	$0.7
Noncurrent	0.8	0.2
Total	$2.2	$0.9

Note 7.         Property and Equipment

Property and equipment and accumulated depreciation and amortization was as follows (in millions):

	Estimated useful lives	Successor
		June 30, 2016	June 30, 2017
Furniture and fixtures	3 to 7 years	$4.7	$5.3
Equipment	3 to 7 years	18.1	22.2
Software	3 years	14.4	19.9
Leasehold improvements	Life of lease	11.2	13.3
Total property and equipment		48.4	60.7
Accumulated depreciation and amortization		(15.5)	(28.6)
Total property and equipment, net		$32.9	$32.1

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statement of operations was $8.2 million for the fiscal year ended June 30, 2017, $8.8 million for the fiscal year ended June 30, 2016, $3.8 million for the Successor period ended June 30, 2015 and $4.1 million for the Predecessor period ended February 1, 2015.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and managed cloud contracts that is included in cost of service revenue within the Company’s consolidated statement of operations was $3.7 million for the fiscal year ended June 30, 2017, $3.2 million for the fiscal year ended June 30, 2016, $0.7 million for the Successor period ended June 30, 2015 and $0.5 million for the Predecessor period ended February 1, 2015.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.         Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill consisted of the following (in millions):

	PNS		Atlantix
	Gross carrying value	Accumulated impairment charges	Gross carrying value	Accumulated impairment charges	Total, net
Predecessor
Balance, June 30, 2014	$544.2	$—	$12.7	$—	$556.9
Acquisitions	—	—	—	—	—
Impairment charges	—	—	—	—	—
Balance, February 1, 2015	$544.2	$—	$12.7	$—	$556.9

Successor
Balance, November 20, 2014	$—	$—	$—	$—	$—
Acquisitions	662.5	—	—	—	662.5
Impairment charges	—	—	—	—	—
Balance, June 30, 2015	662.5	—	—	—	662.5
Acquisitions	119.7	—	—	—	119.7
Measurement period adjustments	(0.7)	—	—	—	(0.7)
Impairment charges	—	—	—	—	—
Balance, June 30, 2016	781.5	—	—	—	781.5
Acquisitions	—	—	—	—	—
Impairment charges	—	—	—	—	—
Balance, June 30, 2017	$781.5	$—	$—	$—	$781.5

There were no changes to the goodwill balance during the fiscal year ended June 30, 2017.

As of June 30, 2015, the $662.5 million of goodwill was comprised of $662.2 million associated with the Presidio Acquisition and $0.3 million associated with an immaterial acquisition. For the fiscal year ended June 30, 2016, goodwill increased by $119.7 million in connection with new acquisitions, of which $108.2 million was associated with the Netech Acquisition and $11.5 million was associated with the Sequoia acquisition. Additionally, during the fiscal year ended June 30, 2016, goodwill decreased by $0.7 million associated with measurement period adjustments to the Presidio Acquisition. No acquisitions were made during the fiscal year ended June 30, 2017.

The Company performed an assessment as of March 31 of each year to determine whether it was more likely than not that the fair value of the Company’s reporting unit was less than its carrying amount. Based on the results of these assessments, the Company determined that it was not more likely than not that the fair value of the reporting units was less than their carrying amounts. As a result, the Company concluded that no impairment of its goodwill existed at those dates and, accordingly, no impairment losses have been recorded during any of the periods presented.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
June 30, 2016 - Successor
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(89.4)	$613.8
Developed technology	5	3.6	(0.9)	2.7
Non-compete agreements	1	0.6	(0.6)	—
Trade names	2	5.1	(1.1)	4.0
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$917.5	$(92.0)	$825.5

June 30, 2017 - Successor
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(159.8)	$543.4
Developed technology	5	3.6	(1.6)	2.0
Trade names	2	5.1	(3.6)	1.5
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$916.9	$(165.0)	$751.9

Amortization associated with intangible assets was $73.6 million for the fiscal year ended June 30, 2017, $67.2 million for the fiscal year ended June 30, 2016, $26.4 million for the Successor period ended June 30, 2015 and $18.3 million for the Predecessor period ended February 1, 2015. The weighted-average remaining useful life of the finite-lived intangible assets was 7.7 years as of June 30, 2017.

The Company performed an assessment as of March 31 of each year on the indefinite-lived trade names to determine whether it was more likely than not that the fair value of the trade names was less than their carrying amounts. Based on the results of these assessments, the Company determined that it was not more likely than not that the fair value of its trade names was less than their carrying amount. As a result, the Company concluded that no impairment of its trade names existed at those dates. The Company did not identify or record any impairment losses related to its trade names during any of the periods presented.

Based on the finite-lived intangible assets recorded at June 30, 2017, the annual amortization expense is expected to be as follows (in millions):

Years ending June 30,
2018	$72.5
2019	71.1
2020	70.8
2021	70.4
2022	70.4
2023 and thereafter	191.7
Total	$546.9

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.         Accounts Payable - Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of June 30, 2017, the aggregate availability for purchases under the floor plan is the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable – floor plan facility were $264.9 million and $223.3 million as of June 30, 2017 and 2016, respectively.

Note 10.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	Successor
	June 30, 2016	June 30, 2017
Accrued compensation	$66.1	$64.5
Accrued interest	21.4	11.7
Accrued equipment purchases/vendor expenses	27.5	78.3
Accrued income taxes	—	7.3
Accrued non-income taxes	12.2	7.4
Customer deposits	8.8	5.1
Unearned revenue	30.8	40.0
Other accrued expenses and current liabilities	0.3	2.0
Total accrued expenses and other current liabilities	$167.1	$216.3

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.     Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	Successor
	June 30, 2016	June 30, 2017
Revolving credit facility	$—	$—
Receivable securitization facility	5.0	—
Term loan facility, due February 2022	732.3	626.6
Senior notes, 10.25% due February 2023	222.5	125.0
Senior subordinated notes, 10.25% due February 2023	111.8	—
Total long-term debt	1,071.6	751.6
Unamortized debt issuance costs	(33.6)	(20.9)
Total long-term debt, net of debt issuance costs	$1,038.0	$730.7
Reported as:
Current	$7.4	$—
Long-term	1,030.6	730.7
Total long-term debt, net of debt issuance costs	$1,038.0	$730.7

February 2016 Credit Facility

On February 1, 2016, as part of the Netech Acquisition discussed in Note 2, Presidio LLC, PNS and PIS, three wholly-owned subsidiaries of the Company, entered into a senior secured credit facility (the “February 2016 Credit Facility”) which provided a $150.0 million term loan (“February 2016 Term Loan”) with a three year maturity.

The February 2016 Term Loan had a maturity date of February 2, 2019, with interest accruing at a rate of 7.00% per annum from February 2, 2016 to January 31, 2017, 10.00% per annum from February 1, 2017 to January 31, 2018 and 12.00% per annum from February 1, 2018 to January 31, 2019. Interest payments were payable quarterly and there were no mandatory principal payments prior to maturity. The February 2016 Term Loan could be prepaid at any time without penalty. The facility was issued at 95.0% of par, resulting in the recording of $7.5 million of original issuance discount. The Company incurred approximately $0.9 million of deferred financing fees associated with issuing the debt.

On March 31, 2016, the Company prepaid $15.0 million of the February 2016 Term Loan and, accordingly, recorded a $0.8 million loss on extinguishment of debt in the consolidated statement of operations associated with a write-off of unamortized debt issuance costs.

On April 25, 2016, the Company prepaid an additional $20.0 million of the February 2016 Term Loan and, accordingly, recorded a $1.0 million loss on extinguishment of debt in the consolidated statement of operations.

On May 27, 2016, the Company entered into the May 2016 Amendment to the February 2015 Credit Facility, as described below. The proceeds of the incremental borrowing under the May 2016 Amendment were used to, among other things, repay the remaining $115.0 million outstanding on the February 2016 Term Loan, resulting in the termination of the February 2016 Credit Facility. Accordingly, the Company recorded an additional $5.8 million loss on extinguishment of debt in the consolidated statement of operations in connection with the remaining unamortized debt issuance costs on this facility.

February 2015 Credit Facilities

On February 2, 2015, Presidio LLC and PNS (the “Borrowers”), two wholly-owned subsidiaries of the Company, entered into a senior secured credit facility (the “February 2015 Credit Agreement”) which provided a $600.0 million term loan (“February 2015 Term Loan”) with a seven year maturity and a $50.0 million revolving credit facility (“February 2015 Revolver”) with a five year maturity (collectively referred to as the “February 2015 Credit Facilities”).

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 19, 2015, the terms of the February 2015 Credit Agreement were amended pursuant to Incremental Assumption Agreement and Amendment No. 1 (the “May 2015 Amendment”) to, among other things, lower the applicable margin on term loan borrowings.

On February 1, 2016, as part of the Netech Acquisition discussed in Note 2, the Borrowers entered into Incremental Assumption Agreement and Amendment No. 2 to the February 2015 Credit Agreement for an incremental $25.0 million term loan borrowing. The $25.0 million incremental term loan under the credit facility is subject to the same terms and conditions as the then-existing term loans under the February 2015 Credit Agreement.

On May 27, 2016, the Borrowers entered into Incremental Assumption Agreement and Amendment No. 3 (the “May 2016 Amendment”) to the February 2015 Credit Agreement for an incremental $140.0 million term loan borrowing. The proceeds of the incremental term loan were used to, among other things, repay in full the remaining $115.0 million outstanding on the February 2016 Credit Facility discussed above. The $140.0 million incremental term loan under the credit facility is subject to the same terms and conditions as the then-existing term loans under the February 2015 Credit Agreement.

On January 19, 2017, the Borrowers entered into Incremental Assumption Agreement and Amendment No. 4 (the “January 2017 Amendment”) to, among other things, lower the applicable margin for all term loans outstanding under the February 2015 Credit Agreement to 3.50% in the case of LIBOR rate borrowings and 2.50% in the case of base rate borrowings. In addition, the January 2017 Amendment provided that from and after the date that Presidio Holdings delivers a certificate to the administrative agent certifying that (i) a qualifying initial public offering has occurred and (ii) as of the date of such certificate, the net total leverage ratio, calculated on a pro forma basis, is less than 4.00 to 1.00, the applicable margin for term loans outstanding under the February 2015 Credit Agreement would be reduced by an additional 0.25%. In addition, the January 2017 Amendment reset the amortization payments at a rate of 1.00% per annum, payable quarterly on the principal amount of term loans outstanding as of the date of the January 2017 Amendment, which principal amount was $703.6 million.

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

On August 8, 2017, the Borrowers entered into Amendment No. 5 to, among other things, revise certain reporting requirements under the February 2015 Credit Agreement.

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

The Borrowers may voluntarily repay outstanding loans under the February 2015 Credit Agreement at any time without prepayment premium or penalty except in connection with a repricing event, subject to customary “breakage” costs with respect to LIBOR rate loans.

All obligations under the February 2015 Credit Agreement are unconditionally guaranteed by Presidio Holdings and each of its existing and future direct and indirect, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by substantially all assets of the Borrowers and each guarantor, including capital stock of the Borrowers and subsidiary guarantors, in each case subject to certain exceptions. The February 2015 Credit Agreement is subject to an intercreditor agreement with the accounts payable – floor plan that provides that certain security interests in assets securing the February 2015 Credit Agreement shall be subordinate to the security interests on the collateral securing the obligations under the accounts payable – floor plan described in Note 9.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The February 2015 Credit Agreement contains certain customary affirmative covenants, negative covenants and events of default. The negative covenants in the February 2015 Credit Agreement include, among other things, limitations (subject in each case to exceptions) on the ability of the Borrowers, the guarantors and their restricted subsidiaries to:

•	incur additional debt or issue certain preferred shares;

•	create liens on certain assets;

•	make certain loans or investments (including acquisitions);

•	pay dividends on or make distributions in respect of capital stock or make other restricted payments;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•	sell assets;

•	enter into certain transactions with affiliates;

•	enter into sale-leaseback transactions;

•	change lines of business;

•	restrict dividends from their subsidiaries or restrict liens;

•	change their fiscal year; and

•	modify the terms of certain debt or organizational agreements.

February 2015 Term Loan – Borrowings under the February 2015 Term Loan bear interest at a rate equal to, at the Borrowers’ option, either:

(a)
the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans; or

(b)	the base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate, or

(iii)	one-month adjusted LIBOR plus 1.00%, plus an applicable margin.

The applicable margin for term loans was 5.25% in the case of LIBOR rate borrowings and 4.25% in the case of base rate borrowings prior to the May 2015 Amendment, 4.25% in the case of LIBOR rate borrowings and 3.25% in the case of base rate borrowings after the May 2015 Amendment and before the January 2017 Amendment and 3.50% in the case of LIBOR rate borrowings and 2.50% in the case of base rate borrowings after the January 2017 Amendment.

As a result of the Company's prepayments described below, no amortization payments are due prior to the maturity of the February 2015 Term Loan.

The February 2015 Credit Agreement requires the Borrowers to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
75% (which percentage will be reduced to 50% if the consolidated net first lien secured leverage ratio is less than or equal to 3.00 to 1.00, reduced to 25% if the consolidated net first lien secured leverage ratio is less than or equal to 2.50 to 1.00, and reduced to 0% if the consolidated net first lien secured leverage ratio is less than or equal to 2.00 to 1.00) of the Borrowers’ annual excess cash flow, as defined under the February 2015 Credit Agreement, beginning in the fiscal year ended June 30, 2016;

•
100% of the net cash proceeds of all non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that the Company may (a) reinvest within 12 months or (b) commit to reinvest those proceeds within 12 months and so reinvest such proceeds within 18 months in assets to be used in the business, or certain other permitted investments; and

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the February 2015 Credit Agreement.

For the fiscal year ended June 30, 2017, there are no additional prepayments required based on the Borrowers’ calculation of the annual excess cash flow.

The February 2015 Term Loan was originally a $600.0 million term loan with a seven year maturity of February 2, 2022. The borrowing was issued at 97.0% of par, resulting in an original issue discount of $18.0 million. The Company incurred $15.0 million of deferred financing costs associated with the original term loan, resulting in total deferred issuance costs of $33.0 million.

Concurrently with the May 2015 Amendment, the Company made a $25.0 million voluntary prepayment on the February 2015 Term Loan, reducing the principal balance on the February 2015 Term Loan to $575.0 million. The May 2015 Amendment constituted a repricing event under the February 2015 Credit Agreement, requiring the Borrowers to pay a fee to the lenders equal to 1.00% of the principal amount of the term loan after giving effect to the voluntary prepayment. Accordingly, $5.7 million was paid and expensed in the Successor period ended June 30, 2015 and presented as a component of interest expense in the Company’s consolidated statements of operations. Additionally, the Company wrote off $0.5 million in debt issuance costs associated with modification accounting and recorded a $0.7 million loss on the extinguishment of debt, which included part of the repricing penalty, in the Company’s consolidated statements of operations.

The $25.0 million borrowing entered into pursuant to Incremental Assumption Agreement and Amendment No. 2 to the February 2015 Credit Agreement was issued at par. In accordance with debt modification accounting, the Company recorded an additional $0.2 million in deferred issuance costs associated with the amendment.

The $140.0 million borrowing entered into pursuant to the May 2016 Amendment was issued at 99.5% of par, resulting in $0.7 million of original issue discount. In accordance with debt modification accounting, the Company recorded an additional $0.1 million in deferred issuance costs associated with the amendment.

On December 30, 2016, the Company made a $25.0 million voluntary prepayment on the February 2015 Term Loan, resulting in a $0.8 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

On March 31, 2017, the Company made a $50.0 million voluntary prepayment on the February 2015 Term Loan, resulting in a $1.6 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

On May 31, 2017, the Company made a $8.2 million voluntary prepayment on the February 2015 Term Loan, resulting in a $0.3 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

On June 30, 2017, the Company made a $17.0 million voluntary prepayment on the February 2015 Term Loan, resulting in a $0.5 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

Subsequent to June 30, 2017, the Borrowers made two voluntary prepayments on the February 2015 term Loan totaling $15.0 million.

February 2015 Revolver– The February 2015 Revolver provides a $50.0 million revolving credit facility with a $25.0 million sublimit available for letters of credit and a swingline loan sub facility maturing February 2, 2020.

Borrowings under the February 2015 Revolver bear interest at a rate equal to, at the Borrowers’ option, either:

(a)
the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans; or

(b)	the base rate determined by reference to the highest of:

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate, or

(iii)	one-month adjusted LIBOR plus 1.00%, plus an applicable margin.

The applicable margin for revolving loans is 4.25% in the case of LIBOR rate borrowings and 3.25% in the case of base rate borrowings (with margins for revolving loans subject to certain reductions based on a net first lien leverage ratio).

In addition to paying interest on the outstanding principal under the February 2015 Revolver, the Borrowers are required to pay a commitment fee equal to 0.50% (subject to a step-down to 0.375% based on achievement of a specified net first lien leverage ratio) in respect of the unutilized commitments under the facility. The Borrowers are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and customary fronting fees.

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

In conjunction with entering into the February 2015 Credit Agreement, the Company incurred $1.3 million in deferred financing costs associated with the February 2015 Revolver.

As of June 30, 2017 and 2016, there were no outstanding borrowings on the February 2015 Revolver and there were $1.5 million in letters of credit outstanding. The Company is in compliance with the covenants and had $48.5 million available for borrowings under the facility.

March 2011 Credit Facilities

On March 31, 2011, Presidio LLC and PNS, as borrowers (the “Borrowers”), entered into a senior secured financing facility (“March 2011 Credit Agreement”). The March 2011 Credit Agreement was comprised of a $325.0 million term loan (“March 2011 Term Loan”) and a $22.0 million revolving credit facility (“March 2011 Revolver”) (collectively, the “March 2011 Credit Facilities”).

The terms of the March 2011 Credit Facility were subsequently amended on November 22, 2011, December 30, 2011, February 29, 2012, August 9, 2012 and March 26, 2014 prior to being fully repaid with the commitments thereunder and terminated on February 2, 2015 as part of the Presidio Acquisition described in Note 2.

In accordance with the March 2011 Credit Agreement, Presidio Holdings was subject to certain limitations such as sale of assets, loans, advances, investments, additional indebtedness, liens and leases, change in business operations, change of control, and limitations on mergers and acquisitions and dividends. Presidio Holdings was also subject to certain financial covenants, which include a total debt to adjusted EBITDA ratio and an interest coverage ratio. The March 2011 Credit Facilities permitted up to the greater of $175.0 million or 150.0% of consolidated EBITDA, as defined therein, for the accounts payable – floor plan arrangement described in Note 9.

March 2011 Term Loan –The March 2011 Term Loan was originally issued as a $325.0 million term loan with a maturity of March 31, 2017. The December 30, 2011 and February 29, 2012 amendments resulted, among other things, in the issuance of incremental term loan borrowings. The August 9, 2012 amendment, among other things, modified the interest rate of term loan borrowings and increased the principal of the term loan to $385.0 million and left the maturity unchanged. The March 26, 2014 amendment related to a dividend recapitalization and increased the principal of the term loan to $650.0 million and left the maturity unchanged.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest under the March 2011 Term Loan was subject to periodic election by the Company of borrowings as a base rate loan or a Eurodollar loan.

•
For base rate loans, interest was payable quarterly at a fluctuating per annum rate equal to the sum of a benchmark rate, as determined as the highest of (i) the prime rate, (ii) the federal funds open rate plus 0.5%, or (iii) the daily LIBOR rate plus 1.00%, plus a margin of 4.50% (the 4.50% margin was reduced to 3.50% as a result of the August 9, 2012 amendment and again reduced to 3.00% as a result of the March 26, 2014 amendment).

•
For Eurodollar loans, interest was payable periodically at the London Interbank Offered Rate (LIBOR), subject to a LIBOR floor of 1.75% (the 1.75% LIBOR floor was reduced to 1.25% as part of the August 9, 2012 amendment and again reduced to 1.00% as part of the March 26, 2014 amendment), plus a margin of 5.50% (the 5.50% margin was reduced to 4.50% as part of the August 9, 2012 amendment and again reduced to 4.00% as part of the March 26, 2014 amendment).

The March 2011 Term Loan amortized quarterly at 2.50% per quarter until the August 9, 2012 amendment, which reduced the amortization to 0.25% quarterly for the first eight quarters subsequent to the amendment, and 1.25% per quarter thereafter. The March 26, 2014 amendment required quarterly amortization of 0.25% per quarter for the first two quarters beginning June 30, 2014 and then 1.25% per quarter thereafter.

The March 2011 Term Loan was secured by a lien on all assets with the exception of certain assets of a subsidiary of the Company which are subordinated to the collateral under the accounts payable – floor plan arrangement described in Note 9.

In accordance with modification accounting, the March 26, 2014 amendment to the March 2011 Credit Facilities resulted in $3.4 million of additional debt issuance costs and a $2.7 million loss on extinguishment of debt associated during the fiscal year ended June 30, 2014. The $3.4 million in debt issuance costs was comprised of $1.6 million of deferred financing costs and $1.8 million in original issue discount associated with $296.0 million of the $650.0 million term loan being issued at par and the remaining $354.0 million issued at 99.5% of par.

As described above and in Note 2, as part of the Presidio Acquisition, the March 2011 Credit Facilities were extinguished and replaced with the February 2015 Credit Facilities. As a result, the remaining $7.5 million of debt issuance costs associated with the March 2011 Term Loan were expensed during the Predecessor period ended February 1, 2015 as a loss on the extinguishment of debt in the Company’s consolidated statement of operations.

March 2011 Revolver – The March 2011 Revolver was originally a $22.0 million revolving credit facility with a sublimit of $22.0 million available for letters of credit and a maturity of March 31, 2014. The December 30, 2011 amendment increased the facility to $42.0 million with a sublimit of $25.0 million available for letters of credit. The August 9, 2012 amendment increased the facility to $52.5 million and extended the maturity to August 9, 2015, with no change in the sublimit. The March 26, 2014 amendment extended the maturity to March 31, 2017 with no changes to the available funding under the facility or sublimit.

The March 2011 Revolver had no scheduled repayments; until maturity, Presidio Holdings was permitted to borrow, repay and re-borrow as long as the outstanding balance and commitments for letters of credit did not exceed the limit.

Interest under the March 2011 Revolver was subject to periodic election of borrowings as a base rate loan or a Eurodollar loan.

•
For base rate loans, interest was payable quarterly at a fluctuating per annum rate equal to the sum of a benchmark rate, as determined as the highest of (i) the prime rate, (ii) the federal funds open rate plus 0.5%, or (iii) the daily LIBOR rate plus 1.00%, plus a margin of 0.75% to 2.50%.

•	For Eurodollar loans, interest was payable periodically at the London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 3.50%.

The margin on the March 2011 Revolver was reset quarterly based on Presidio Holdings’ ratio of total debt to adjusted EBITDA.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also incurred a commitment fee based on Presidio Holdings’ ratio of total debt to adjusted EBITDA of 0.25% to 0.60% on the average unused balance.

Senior and Senior Subordinated Notes

In conjunction with the Presidio Acquisition described in Note 2, on February 2, 2015, Presidio Holdings issued a series of senior notes (“Senior Notes”) in an aggregate principal amount of $250.0 million, and a series of senior subordinated notes (“Senior Subordinated Notes”) in an aggregate amount of $150.0 million (collectively referred to as the “Notes”), each of which will mature on February 15, 2023. The Company incurred $16.0 million of financing costs associated with the issuance of the Notes, of which $10.0 million was recorded as debt issuance costs and $6.0 million of bridge financing commitment fees that were not utilized by the Company was expensed as interest expense in the consolidated statement of operations in the period ending June 30, 2015. The Notes were issued at par with no original issue discount. Interest on the Notes accrues at a rate of 10.25% per annum and is payable semi-annually in cash on February 15 and August 15 of each year, commencing August 15, 2015. The Notes are fully and unconditionally guaranteed, jointly and severally, by Presidio Holdings’ present and future direct or indirect wholly-owned material domestic subsidiaries that guarantee or are directly liable in respect of the senior facilities or certain other future credit facilities or future capital markets indebtedness.

On August 28, 2015, Presidio Holdings repurchased from an unaffiliated third party and subsequently retired $38.2 million of its Senior Subordinated Notes for $37.4 million (98.0% of par). As a result of the retirement of this debt, the Company recorded a $0.1 million loss on extinguishment of debt, net of a $0.9 million write-off of debt issuance costs.

On June 9, 2016 and June 14, 2016, Presidio Holdings repurchased from an unaffiliated third party and subsequently retired $2.0 million of Senior Notes at 101.5% of par value and $25.6 million of Senior Notes at 104.75% of par value, respectively. As a result of the retirement of this debt, the Company recorded a $1.8 million loss on extinguishment of debt, of which $0.6 million was associated with the write-off of debt issuance costs.

On February 15, 2017, the Company entered into a senior subordinated notes purchase agreement with Deutsche Bank AG, who was the holder of 100% of the remaining $111.8 million of outstanding Senior Subordinated Notes, pursuant to which the Company agreed to use the net proceeds of the IPO to repurchase, and Deutsche Bank AG agreed to sell, all of the outstanding Senior Subordinated Notes at the Senior Subordinated Notes Repurchase Price as defined in the indenture. On March 15, 2017 (the “Repurchase Date”), the Company used proceeds from the initial public offering, together with cash on hand, to repurchase and cancel the $111.8 million in aggregate principal amount of outstanding 10.25% Senior Subordinated Notes at a repurchase price equal to 110.25% of the principal amount, plus accrued and unpaid interest to, but excluding, the Repurchase Date. In connection with the cancellation, the Company satisfied and discharged its obligations under the indenture. As a result of the repurchase and cancellation of the Senior Subordinated Notes, the Company recorded a $13.5 million loss on extinguishment of debt which includes the repurchase premium of $11.5 million and the write-off of $2.0 million of related debt issuance costs.

On February 17, 2017, the Company provided notice to the trustee of the Senior Notes that on March 20, 2017 (the “Redemption Date”), the Company intended to redeem up to $97.5 million in aggregate principal amount of its 10.25% Senior Notes, subject to the satisfaction or waiver of certain conditions. Pursuant to the IPO, such conditions were satisfied and so on March 20, 2017, $97.5 million in aggregate principal amount of the Senior Notes were redeemed at a redemption price equal to 110.25% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. As a result of the redemption of the $97.5 million in aggregate principal amount of Senior Notes, the Company recorded a $11.8 million loss on extinguishment of debt which includes the redemption premium of $10.0 million and the write-off of $1.8 million of related debt issuance costs.

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

The indenture governing the Senior Notes limits, among other things, Presidio Holdings’, and its guarantor subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments;

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	make investments;

•	consummate certain asset sales;

•	engage in transactions with affiliates, including the Company;

•	grant or assume liens; and

•	consolidate, merge or transfer all or substantially all of Presidio Holdings’ assets.

Most of the restrictive covenants will cease to apply for so long as the Senior Notes are rated investment grade by both Standard & Poor’s and Moody’s. The indenture governing the Senior Notes also contains customary events of default.

The Senior Notes and the related guarantees are senior unsecured obligations of Presidio Holdings and the guarantors, respectively.

Receivables Securitization Facility

The Company maintains an accounts receivable securitization facility (“Receivables Securitization Facility”) originally issued in April 2008 whereby each of PNS and Atlantix (prior to its disposal) sells its trade receivables on a continuous basis to a wholly-owned non-operating subsidiary of the Company, Presidio Capital Funding, LLC (“PCF”). PCF then grants, without recourse, a senior undivided security interest in the pooled receivables to the administrative agent of the facility, PNC Bank, while maintaining a subordinated undivided security interest in any over-collateralization of the pooled receivables. Presidio LLC services the receivables for PCF at market rates, and accordingly, no servicing asset or liability has been recorded. Upon and after the sale or contribution of the accounts receivable to PCF, such accounts receivable are assets of PCF and, as such, are not available to creditors of the Company or its other subsidiaries.

The Receivables Securitization Facility provides for borrowing capacity subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. The Company also incurs a commitment fee of 0.50% or 0.40%, depending on utilization. At June 30, 2017, the interest rate was 2.62% and the commitment fee was 0.50%.

In connection with the Presidio Acquisition described in Note 2, the committed amount of the Receivables Securitization Facility was increased from $150.0 million to $200.0 million, and the maturity date was extended from March 31, 2017 to the date three years after the closing of the Presidio Acquisition, which is February 2, 2018. The February 2, 2015 amendment to the Receivables Securitization Facility resulted in $0.8 million of additional debt issuance costs.

On February 8, 2016, the Receivables Securitization Facility was amended to increase the commitment amount from $200.0 million to $250.0 million. All other terms and conditions remained unchanged. The Company incurred $0.1 million in deferred financing costs associated with the February 8, 2016 amendment.

Accounts receivable purchased by PCF are subject to the satisfaction of customary conditions, including the absence of a termination event and the accuracy of representations and warranties. The obligations under the Receivables Securitization Facility are secured by PCF’s right, title and interest in the pool of receivables and certain related assets. The facility requires that Presidio LLC comply with a minimum fixed charge coverage ratio of 1.0 to 1.0 if its excess liquidity, as defined in the facility, falls below $35.0 million for at least five consecutive days. The Company was in compliance with this covenant as of June 30, 2017.

As of June 30, 2017, there were no outstanding borrowings under the Receivables Securitization Facility. As of June 30, 2016, there was $5.0 million outstanding under the facility. The Company had $175.5 million and $196.0 million available under the Receivables Securitization Facility based on the collateral available as of June 30, 2017 and 2016, respectively.

Debt Issuance Costs

The Company amortizes original issue discount and deferred financing costs (collectively, "debt issuance cost") using the effective interest method over the life of the related debt instrument, and such amortization is included in interest expense in the consolidated statements of operations.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the debt issuance costs for the periods presented (in millions):

	Other Assets	Long-Term Debt
	Revolving credit facilities	Term loan, due March 2017	Term loan, due February 2019	Term loan facility, due February 2022	Senior Notes	Senior subordinated notes	Total
Predecessor
Balance, June 30, 2014	$1.1	$9.7	$—	$—	$—	$—	$10.8
Additions	—	—	—	—	—	—	—
Extinguishments	—	(7.5)	—	—	—	—	(7.5)
Amortization	(0.2)	(2.2)	—	—	—	—	(2.4)
Balance, February 1, 2015	$0.9	$—	$—	$—	$—	$—	$0.9

Successor
Balance, November 20, 2014	$—	$—	$—	$—	$—	$—	$—
Presidio acquisition	0.9	—	—	—	—	—	0.9
Additions	2.1	—	—	33.0	6.3	3.7	45.1
Extinguishments	—	—	—	(0.5)	—	—	(0.5)
Amortization	(0.1)	—	—	(2.1)	(0.3)	(0.2)	(2.7)
Balance, February 1, 2015	2.9	—	—	30.4	6.0	3.5	42.8
Additions	0.1	—	8.4	1.0	—	—	9.5
Extinguishments	—	—	(7.7)	—	(0.6)	(0.9)	(9.2)
Amortization	(1.1)	—	(0.7)	(4.7)	(0.8)	(0.3)	(7.6)
Balance, June 30, 2016	1.9	—	—	26.7	4.6	2.3	35.5
Additions	—	—	—	—	—	—	—
Extinguishments	—	—	—	(3.2)	(1.8)	(2.0)	(7.0)
Amortization	(0.8)	—	—	(4.8)	(0.6)	(0.3)	(6.5)
Balance, June 30, 2017	$1.1	$—	$—	$18.7	$2.2	$—	$22.0
Long-Term Debt Maturities

As of June 30, 2017, the maturities of long-term debt were as follows (in millions):

Years ending June 30,
2018	$—
2019	—
2020	—
2021	—
2022	626.6
2023 and thereafter	125.0
Total	$751.6

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and unbilled receivables, accounts payable – trade, accounts payable – floor plan, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. Additionally, the Company’s financing receivables and liabilties and acquisition-related liabilities were measured at their respective fair values upon initial recognition.

The fair value hierarchy for our financial assets and liabilities measured at fair value was as follows (in millions):

		Fair Value Measurements
June 30, 2016 - Successor	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Receivables securitization facility	$5.0	$—	$—	$5.0
Term loan	732.3	—	714.0	—
Senior notes	222.5	—	227.6	—
Senior subordinated notes	111.8	—	115.7	—
Total	$1,071.6	$—	$1,057.3	$5.0

		Fair Value Measurements
June 30, 2017 - Successor	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Term loan	$626.6	$—	$627.4	$—
Senior notes	125.0	—	138.8	—
Total	$751.6	$—	$766.2	$—

The fair value of the Company’s term loans, senior notes, and senior subordinated notes is estimated based on quoted market prices for the debt, which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans, senior notes, and senior subordinated notes excludes unamortized debt issuance costs.

For certain of the Company’s nonfinancial assets, including goodwill, intangible assets, and property and equipment, the Company may be required to assess the fair values of these assets, on a recurring or nonrecurring basis, and record an impairment if the carrying value exceeds the fair value. In determining the fair value of these assets, the Company may use a combination of valuation methods which include Level 3 inputs. For the periods presented, there were no impairments charges. See Notes 1 and 8 for additional information regarding the Company’s determination of fair value regarding goodwill and indefinite-lived intangible assets.
In conjunction with the acquisitions discussed in Note 2, the Company used a combination of valuation methods which include Level 3 inputs in determining the fair values of the assets and liabilities acquired as well as the fair value of the consideration transferred, which included equity and equity instruments.

Note 13.     Commitments and Contingencies

Operating leases– The Company leases office space in 65 locations under operating leases which were generally five to seven years in duration at lease inception, with an average remaining life of 2.5 years at June 30, 2017. Total rent expense charged to operations was $11.2 million for the fiscal year ended June 30, 2017, $9.0 million for the fiscal year ended June 30, 2016, $3.8 million for the Successor period ended June 30, 2015 and $5.4 million for the Predecessor period ended February 1, 2015.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under the leases are as follows (in millions):

Years ending June 30,
2018	$9.6
2019	8.9
2020	8.0
2021	6.4
2022	4.2
2023 and thereafter	7.9
Total	$45.0

Claims and assessments– In the normal course of business, the Company is subject to certain claims and assessments that arise in the ordinary course of business. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect the consolidated results of operations or financial position of the Company.

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

On March 11, 2016, the Company received a subpoena from the Office of Treasury Inspector General for Tax Administration for the Department of the Treasury seeking various records from January 1, 2014 through the present relating to Company contracts with the Internal Revenue Service, as well as the Company’s interactions with other parties named in the subpoena who were involved in such contracts. The Company is fully cooperating with the Treasury Inspector General in connection with the subpoena.

As these matters are ongoing, the Company is unable to determine their likely outcome and is unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for these matters has been recorded.

Note 14.     Stockholders' Equity

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

Preferred Stock

As of June 30, 2017, no preferred stock has been issued by the Company.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

In accordance with the terms of the credit agreements and the notes indentures, Presidio Holdings has certain limitations on its ability to declare and pay dividends. These limitations include restrictions on the transfer of cash and/or other property between Presidio LLC, Presidio Holdings and Presidio, Inc.

All dividends declared are subject to Board approval and will depend on the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Company’s Board of Directors deems relevant.

Note 15.     Share-Based Compensation

Effective as of February 24, 2017, the Company's Board of Directors adopted the Amended and Restated 2015 Long-Term Incentive Plan (the “2015 LTIP”), the 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Employee Stock Purchase Plan (the “ESPP”). Following the adoption of the 2017 LTIP Plan, no additional grants will be made under the 2015 LTIP. Prior to the adoption of the initial 2015 LTIP on February 2, 2015, concurrent with the Presidio Acquisition as discussed in Note 2, the Predecessor's equity awards were issued under the Presidio Holdings Inc. LTIP ("Presidio Holdings LTIP").

2017 LTIP (Successor)

The 2017 LTIP authorizes the issuance of up to 7,200,000 shares of common stock pursuant to the grant or exercise of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. The maximum number of shares of common stock that may be delivered pursuant to incentive stock options is 1,600,000 shares of common stock. In addition, no participant may be granted (i) stock options or stock appreciation rights covering in excess of 1,600,000 shares, (ii) restricted stock, restricted stock units, or (iii) performance stock units covering in excess of 550,000 shares, or other long-term incentive awards covering in excess of 550,000 shares, in each such case, during any given fiscal year of the Company. Furthermore, no non-employee director may be granted awards under the 2017 LTIP that have a grant date fair value in excess of $500,000 in any given fiscal year.

The 2017 LTIP has a term of 10 years from the date of its adoption by our Board of Directors. The Board of Directors may amend, alter, or discontinue the 2017 LTIP, but no amendment, alteration, or discontinuance may materially impair the rights of an equity award previously granted under the 2017 LTIP without the award holder’s consent, except such amendments made to comply with applicable law.

As indicated above, several types of awards are available for grant under the 2017 LTIP. As of June 30, 2017, only nonqualified stock options have been granted pursuant to the 2017 LTIP as discussed further below.

Stock Options - Stock options granted under the 2017 LTIP may either be incentive stock options or nonqualified stock options. The exercise price of stock options cannot be less than 100% of the fair market value of the stock underlying the stock options on the date of grant. Optionees may pay the exercise price in cash or by “cashless exercise” through a broker or by withholding shares otherwise receivable on exercise. The term of stock options may not have a term longer than ten years from the date of grant. Generally, and subject to the terms of the applicable award agreement, unvested stock options will terminate upon the termination of employment and vested stock options will remain exercisable for 90 days after the award holder’s termination for any other reason. Vested stock options also will terminate upon the award holder’s termination for cause (as defined in the 2017 LTIP). Stock options are transferable only by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order or, in the case of nonqualified stock options, as otherwise expressly permitted by the committee including, if so permitted, pursuant to a transfer to the participant’s family members, to a charitable organization, whether directly or indirectly, or by means of a trust or partnership or otherwise.

As of June 30, 2017, 1,841,611 non-qualified stock options were outstanding under the 2017 LTIP. The outstanding 2017 LTIP stock option grants vest in four equal installments on each of the anniversaries of the grant date, subject to continued services through such vesting date.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 LTIP (Successor)

The nonqualified stock options issued under the 2015 LTIP are comprised of (i) fully vested stock options that were rolled over from the Presidio Holdings LTIP at the time of the Presidio Acquisition (the “Rolled options”) and (ii) stock options issued proportionally as 50% Tranche A stock options, 25% Tranche B stock options and 25% Tranche C stock options, except for awards issued to non-employee directors that were issued as three-year service-based awards. The Tranche A options are service-based stock options and vest in five equal installments on each of the first five anniversaries of the grant date, subject to the employee’s continued employment or the director’s continued service with the Company through these dates. The Tranche B and Tranche C stock options are performance-based and market-based stock options, with vesting being contingent upon the achievement of certain market conditions by the Apollo Funds in cash pursuant to a liquidity event, subject to the employee’s continued employment with the Company through the date of achievement. In the event of a change in control, any Tranche A options that have not previously vested shall become fully vested and exercisable at the time of such change in control, subject to the employee’s continued employment with the Company through this date. Any Tranche B and Tranche C stock options that have not vested prior to, or become vested at the time of, a change in control shall be converted into time-vesting options that vest in equal annual installments on each anniversary of the change in control occurring during the remainder of the stock option term, subject to the employee’s continued employment with the Company through these dates. Subsequent to the IPO, all stock options remained outstanding and continued to vest in accordance with their original vesting terms.

As of June 30, 2017, 8,413,016 nonqualified stock options were outstanding under the 2015 LTIP, of which 1,602,608 were Rolled options that were fully vested, 3,357,372 were Tranche A stock options and 3,453,036 were Tranche B stock options and Tranche C stock options. In conjunction with the IPO, the performance condition for the Tranche B and Tranche C stock options was deemed met, but as of June 30, 2017, the market condition for vesting had not yet been realized.

Presidio Holdings LTIP (Predecessor)

The nonqualified stock options of the Predecessor were comprised of service options and performance options, as well as options rolled over from a previous equity incentive plan (the “Predecessor Rolled options”). The Predecessor Rolled options were fully vested as of March 31, 2011. The service options vested and became exercisable in equal installments on each of the first five anniversaries of the grant date. The vesting of the performance options was contingent upon both a change of control and the achievement of an internal rate of return and return on investment.

The SARs of the Predecessor were comprised of performance SARs and SARs rolled over from a previous equity incentive plan (the “Predecessor Rolled SARs”). The Predecessor Rolled SARs were fully vested at March 31, 2011. The performance SARs had the same performance conditions as the nonqualified stock options, with the exception that the SARs could only be settled in cash. Due to the required cash settlement, the SARs were liability classified.

Both the nonqualified stock options and SARs were exercisable over a ten-year period from the grant date.

During the Predecessor period ended February 1, 2015, a change of control became probable and all outstanding, unvested core and performance awards were accelerated to 100% vested as of February 1, 2015. The acceleration of all outstanding awards included the recognition of expense associated with the performance awards which had previously not had expense recognized due to the performance condition not being considered probable of achievement. The accelerated compensation expense included grant date expense and incremental share-based compensation cost that resulted from the modification of awards associated with the dividend recapitalization discussed below.

Certain Predecessor stock options were rolled into the 2015 LTIP as a result of the acquisition, and incremental compensation expense of $0.4 million was recognized in the Successor period ended June 30, 2015 as a result of the difference in fair value as determined using a Black-Scholes model. The 7,933,856 vested service options and 1,466,172 vested performance options from the Predecessor entity which were rolled were exchanged for 1,770,688 vested stock options of the Successor entity in a manner that held each employee’s intrinsic value constant.

Due to the Presidio Acquisition, the Company recognized $3.4 million of compensation expense presented within transaction costs in the consolidated statement of operations for the Predecessor period ended February 1, 2015. The incremental share-based compensation cost related to the modification of service awards recognized was $2.9 million through February 1, 2015. The incremental share-based compensation cost related to the modification of performance awards recognized was $5.7 million on February 1, 2015.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonqualified Option Activity

A summary of the nonqualified stock option activity was as follows:

	Service & Rolled options outstanding (Predecessor)
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, June 30, 2014	41,140,727	$0.30	$0.41	24,960,116	$0.32	$0.33	16,180,611	$0.27	$0.52
Granted	—	—	—	—	—	—	—	—	—
Vested	—	—	—	16,164,611	0.27	0.52	(16,164,611)	0.27	0.52
Exercised	(101,770)	0.16	0.49	(101,770)	0.16	0.49	—	—	—
Forfeited	(20,000)	0.59	0.48	(4,000)	0.59	0.48	(16,000)	0.59	0.48
Expired	—	—	—	—	—	—	—	—	—
Settled(1)	(33,085,101)	0.32	0.37	(33,085,101)	0.32	0.37	—	—	—
Rolled(1)	(7,933,856)	0.23	0.55	(7,933,856)	0.23	0.55	—	—	—
Balance, February 1, 2015	—	$—	$—	—	$—	$—	—	$—	$—

	Service & Rolled options outstanding (Successor)
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, November 20, 2014	—	$—	$—	—	$—	$—	—	$—	$—
Rolled(1)	1,770,688	1.30	3.89	1,770,688	1.30	3.89	—	—	—
Granted	3,313,500	5.00	1.62	—	—	—	3,313,500	5.00	1.62
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(10,000)	5.00	1.62	—	—	—	(10,000)	5.00	1.62
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2015	5,074,188	3.71	2.41	1,770,688	1.30	3.89	3,303,500	5.00	1.62
Granted	489,400	8.58	3.03	—	—	—	489,400	8.58	3.03
Vested	—	—	—	658,500	5.00	1.62	(658,500)	5.00	1.62
Exercised	(23,856)	1.43	3.74	(23,856)	1.43	3.74	—	—	—
Forfeited	(238,156)	5.19	1.87	(14,010)	1.43	3.74	(224,146)	5.42	1.75
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2016	5,301,576	4.10	2.49	2,391,322	2.32	3.27	2,910,254	5.57	1.85
Granted	1,953,087	13.85	5.00	—	—	—	1,953,087	13.85	5.00
Vested	—	—	—	658,665	5.50	1.82	(658,665)	5.50	1.82
Exercised	(280,618)	3.21	2.84	(280,618)	3.21	2.84	—	—	—
Forfeited	(172,454)	6.66	2.26	(12,686)	5.44	1.78	(159,768)	6.76	2.30
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2017	6,801,591	$6.88	$3.20	2,756,683	$2.98	$3.03	4,044,908	$9.53	$3.32

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Performance options outstanding (Predecessor)
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, June 30, 2014	24,395,687	$0.22	$0.53	—	$—	$—	24,395,687	$0.22	$0.53
Granted	—	—	—	—	—	—	—	—	—
Vested	—	—	—	23,671,078	0.22	0.53	(23,671,078)	0.22	0.53
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(724,609)	0.25	0.53	—	—	—	(724,609)	0.25	0.53
Expired	—	—	—	—	—	—	—	—	—
Settled(1)	(22,204,906)	0.22	0.53	(22,204,906)	0.22	0.53	—	—	—
Rolled(1)	(1,466,172)	0.33	0.55	(1,466,172)	0.33	0.55	—	—	—
Balance, February 1, 2015	—	$—	$—	—	$—	$—	—	$—	$—

	Performance and market options outstanding (Successor)
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, November 20, 2014	—	$—	$—	—	$—	$—	—	$—	$—
Granted	3,298,500	5.00	1.90	—	—	—	3,298,500	5.00	1.90
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(10,000)	5.00	1.90	—	—	—	(10,000)	5.00	1.90
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2015	3,288,500	5.00	1.90	—	—	—	3,288,500	5.00	1.90
Granted	474,352	8.57	3.09	—	—	—	474,352	8.57	3.09
Vested	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(228,140)	5.42	2.05	—	—	—	(228,140)	5.42	2.05
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2016	3,534,712	5.45	2.06	—	—	—	3,534,712	5.45	2.06
Granted	96,736	10.16	3.38	—	—	—	96,736	10.16	3.38
Vested	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(178,412)	5.94	2.08	—	—	—	(178,412)	5.94	2.08
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2017	3,453,036	$5.56	$2.09	—	$—	$—	3,453,036	$5.56	$2.09
___________________________________

(1)
In conjunction with the Presidio Acquisition, certain employees rolled the value of their vested Predecessor stock options into vested Successor stock options. For those employees that did not roll their stock options, the outstanding stock options were canceled in exchange for a cash payment equal to their intrinsic value at the acquisition price.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vested and Expected to Vest

A summary of nonqualified stock options that are vested or expected to vest was as follows:

	Number of options	Weighted-average exercise price	Intrinsic value (in millions)	Weighted-average remaining contract term (in years)
Predecessor
Balance, February 1, 2015	—	$—	$—	—

Successor
Balance, June 30, 2015	4,359,066	$3.50	$6.5	9.6
Balance, June 30, 2016	4,984,970	4.01	23.6	7.7
Balance, June 30, 2017	8,556,912	6.44	67.3	7.0

Intrinsic Values

A summary of the intrinsic values of nonqualified stock options was as follows (in millions):

		Service & Rolled options outstanding			Performance and market options outstanding
	Exercised during the period end	Total outstanding options	Vested (exercisable) options	Nonvested options	Nonvested options
Predecessor
February 1, 2015	$0.1	$—	$—	$—	$—

Successor
June 30, 2015	$—	$6.5	$6.5	$—	$—
June 30, 2016	0.2	24.6	15.4	9.2	11.7
June 30, 2017	3.1	50.6	31.2	19.4	30.2

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Assumptions

The weighted-average assumptions used in the Black-Scholes and Monte Carlo valuations to calculate the fair value of the awards granted during the periods were as follows:

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Nonqualified stock options:
Expected life (in years)(2)	N/A(1)	6.5	6.5	6.4
Expected volatility	N/A(1)	28.3%	32.2%	32.3%
Average risk-free interest rate	N/A(1)	1.9%	1.8%	2.2%
Dividend yield	N/A(1)	—%	—%	—%
___________________________________

(1)	There were no grants issued during the period from July 1, 2014 to February 1, 2015.

(2)	The expected life assumption for the Tranche B and Tranche C awards used in the Monte Carlo simulation varied based on the outcomes of each scenario performed.

The expected stock price volatility is based on the average of the historical volatility of public companies in industries similar to the Company as the Company does not have sufficient history as a public company. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The Company has insufficient historical data regarding the expected life of options and therefore uses the simplified method to calculate the expected life.

Stock Appreciation Rights

There were no grants, exercises, forfeitures or cancellations during the years ended June 30, 2017 or June 30, 2016, or the periods ended June 30, 2015 and February 1, 2015. All SARs outstanding were cash settled on February 1, 2015 in conjunction with the Presidio Acquisition.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense and the related income tax benefit as follows (in millions):

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Nonqualified stock options	$17.3	$1.0	$2.2	$10.2
Stock appreciation rights	2.8	—	—	—
Total	$20.1	$1.0	$2.2	$10.2
Reported as:
Selling expenses	$8.5	$0.4	$0.9	$4.2
General and administrative expenses	11.6	0.6	1.3	6.0
Total	$20.1	$1.0	$2.2	$10.2
Income tax benefit for share-based compensation	$7.8	$0.4	$0.9	$4.0

As of June 30, 2017, there was $9.9 million of unrecognized compensation costs related to service based awards from the 2015 LTIP and the 2017 LTIP nonqualified stock option awards which is expected to be recognized as expense over a weighted-average period of 2.4 years.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The occurrence of the initial public offering deemed the performance condition associated with the Tranche B and Tranche C stock options to be probable and as a result, the Company recognized $7.3 million in compensation expense associated with these awards during the fiscal year ended June 30, 2017. As of June 30, 2017, there was no unrecognized compensation expense related to the Tranche B and Tranche C stock options as all compensation expense was recognized in connection with the initial public offering. As of June 30, 2017, the market condition for vesting has not been realized.

Employee Stock Purchase Plan

The ESPP reserved and authorized the issuance of up to a total of 1,500,000 shares of our common stock to participating employees, with such number of shares subject to adjustment for stock splits, stock dividends, or other changes in our capital stock, and certain corporate transactions. No participant may purchase more than 1,500 shares of our common stock during any offering period under the ESPP, but in any event, under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the offering period, under the ESPP for each calendar year in which a purchase right is outstanding.

Generally, all employees (including those of our consolidated subsidiaries, other than those subsidiaries excluded from participation by our board of directors or our Compensation Committee) who have been employed for at least 90 days are eligible to participate in the ESPP, but no employee may participate in an offering period if the employee owns 5.0% or more of the total combined voting power or value of stock or the stock of any subsidiaries.

The ESPP permits employees to purchase common stock through payroll deductions during quarterly offerings periods, with the first offering period beginning April 3, 2017, or during such other offering periods as the Compensation Committee may determine. Participants may authorize payroll deductions of a specific percentage of compensation between 1% and 15%, with such deductions being accumulated for quarterly purchase periods beginning on the first business day of each offering period and ending on the last business day of each offering period.

Under the terms of the ESPP, the purchase price per share will equal 95.0% of the fair market value of a share of common stock on the last business day of each offering period, although the Compensation Committee has discretion to change the purchase price with respect to future offering periods. In no event can the purchase price per share be less than the lesser of (a) 85.0% of the fair market value of a share of common stock on the first day of the applicable offering period or (b) 85.0% of the fair market value of a share of common stock on the last day of the applicable offering period.

The accumulated contributions of any employee who is not a participant in the ESPP on the last day of a purchase period will be refunded. An employee’s rights under the ESPP terminate upon voluntary withdrawal from the plan or when the employee ceases employment with us for any reason.

The ESPP is administered by the Compensation Committee or a designee of the Compensation Committee. The ESPP may be amended or terminated by the Board of Directors or the Compensation Committee but may not be amended without prior stockholder approval to the extent required by Section 423 of the Internal Revenue Code. The ESPP automatically terminates on the earlier to occur of the date that the share reserve referenced above is depleted and the 10-year anniversary of the date the ESPP was adopted by the Board of Directors.

At June 30, 2017, there were 1,500,000 shares available for issuance under this plan. On June 30, 2017, we held $1.5 million of contributions made by employees that were used to purchase 107,720 shares on July 3, 2017.

Other Long-Term Incentive Awards

Under the 2017 LTIP, the committee will be able to grant other types of equity-based awards based upon our common stock, including unrestricted stock, convertible debentures, and dividend equivalent rights. In addition, the committee may also grant other long-term incentive awards that are solely dollar-denominated, either alone or in conjunction with other awards granted under the 2017 LTIP. The maximum value of the property, including cash, that may be paid or distributed to any participant pursuant to a grant of any such long-term incentive award in any one calendar year is $10.0 million.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.     Earnings (Loss) Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted net earnings (loss) per share (in millions, except for share and per share data):

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Numerator:
Earnings (loss)	$(5.1)	$(24.3)	$(3.4)	$4.4
Denominator:
Weighted-average shares - basic	561,886,602	70,010,538	71,117,962	77,517,700
Effect of dilutive securities:
Stock options(1)	—	—	—	4,344,139
Weighted-average shares - diluted	561,886,602	70,010,538	71,117,962	81,861,839
Earnings (loss) per share:
Basic	$(0.01)	$(0.35)	$(0.05)	$0.06
Diluted	$(0.01)	$(0.35)	$(0.05)	$0.05
___________________________________
(1) All options are considered anti-dilutive in years with a net loss.

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares of common stock outstanding because their inclusion would have been anti-dilutive consists of the following:

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Stock options excluded from EPS because of anti- dilution	64,811,805	5,074,188	5,301,576	2,069,551
Stock options excluded from EPS because performance or market condition had not been met(1)	—	3,288,500	3,534,712	317,675
Total stock options excluded from EPS	64,811,805	8,362,688	8,836,288	2,387,226
___________________________________
(1) For the fiscal year ended June 30, 2016 and the period ended June 30, 2015, all Tranche B and Tranche C options were excluded from EPS as the performance condition was not considered probable. For the fiscal year ended June 30, 2017, the performance condition for all Tranche B and Tranche C options had been deemed met due to the completion of the Company's IPO. As a result, the Tranche B and Tranche C options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on June 30, 2017 as if it was the end of the contingency period.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.     Income Taxes

The following table summarizes the expense (benefit) for income taxes (in millions):

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Current:
Federal	$(1.7)	$(0.2)	$18.4	$16.8
State	1.4	0.6	5.0	3.6
Deferred:
Federal	4.4	(11.4)	(17.4)	(16.0)
State	(0.9)	(1.6)	(2.2)	(1.8)
Total income tax expense (benefit)	$3.2	$(12.6)	$3.8	$2.6

The difference between the tax provision at the statutory federal income tax rate and the effective rate on income was as follows:

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes, net of federal benefits	(7.1)	2.3	175.0	7.1
Permanent adjustments	(187.1)	(4.4)	250.0	11.4
Stock compensation adjustments	—	—	—	(11.4)
State effective tax rate change on deferred items	—	—	340.0	1.5
Provision to return adjustments	(5.8)	—	125.0	(4.7)
Changes to unrecognized tax benefits	(3.4)	1.2	25.0	(3.2)
Other	—	—	—	1.4
Effective tax rate	(168.4)%	34.1%	950.0%	37.1%

The Company’s effective income tax rate for the fiscal year ended June 30, 2017 was higher than the U.S. federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses which is offset by the favorable stock compensation excess benefit deduction.

The Company’s effective income tax rate for the fiscal year ended June 30, 2016 was higher than the U.S. federal statutory rate primarily due to the impact on the nominally small pre-tax income of unfavorable permanent differences and the impact of the revaluation of deferred tax balances related to the state effective tax rate change.

The Company’s effective income tax rate for the Successor period ended June 30, 2015 was lower than the U.S. federal statutory rate primarily due to the impact on the pre-tax loss of unfavorable permanent differences for the recognition of certain expenses in the Successor financial statements associated with the Presidio Acquisition as described in Note 2.

The Company’s effective income tax rate for the Predecessor period ended February 1, 2015 was lower than the U.S. federal statutory rate primarily due to the impact on the pre-tax loss of unfavorable permanent differences for the recognition of certain expenses in the Predecessor financial statements associated with the Presidio Acquisition. The impact of the permanent differences created income tax expense in relation to the short period pre-tax loss.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) were as follows (in millions):

	Successor
	June 30, 2016	June 30, 2017
	Non-current
Deferred tax assets:
Accrued expenses	$20.5	$16.5
Bad debt	1.2	1.5
Share-based compensation	3.8	7.5
Acquisition related	4.6	3.8
Net operating losses	0.1	—
Total deferred tax assets	30.2	29.3
Deferred tax liabilities:
Intangibles	(272.2)	(252.3)
Leases	(33.3)	(34.2)
Debt issuance costs	(8.4)	(8.6)
Depreciation	(4.1)	(3.4)
Other	(0.2)	(1.2)
Total deferred tax liabilities	(318.2)	(299.7)
Total deferred tax assets (liabilities)	$(288.0)	$(270.4)

The Company believes that it is more likely than not, based on the weight of available evidence, that the deferred tax assets as shown will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have a history of generating taxable income. As of June 30, 2017 and 2016, no valuation allowances have been recorded against the deferred tax assets.

The Company records a liability for uncertain tax positions if it is not more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation, if any. For positions that are more likely than not to be sustained, the liability recorded is measured as the largest benefit amount that is more than 50% likely to be realized upon ultimate settlement. As of June 30, 2017 and June 30, 2016, the Company had unrecognized tax benefits including interest and penalties of $1.1 million and $1.6 million, respectively. The $0.5 million net decrease in the liability is primarily attributed to statutes of limitation lapsing. As of June 30, 2017, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by $0.3 million all of which will impact the effective tax rate within the next 12 months related to statutes of limitations on certain federal and state income tax returns expiring. The liability for uncertain tax positions is presented within other liabilities in the consolidated balance sheets.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows (in millions):

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Balance, beginning of the period	$2.4	$—	$1.5	$1.3
Increases for tax positions taken on acquired entities	—	2.4	—	—
Increases for tax positions taken in a previous period	—	—	0.3	—
Expiration of statutes of limitation	—	(0.9)	(0.5)	(0.4)
Balance, end of period	$2.4	$1.5	$1.3	$0.9

Interest and penalties recognized as part of income taxes from continuing operations was a net benefit of less than $0.1 million for the fiscal years ended June 30, 2017 and 2016. Total interest and penalties expense was $0.3 million and $0.2 million for the Successor period ended June 30, 2015 and for the Predecessor period ended February 1, 2015, respectively. The cumulative interest and penalties recorded on the Company’s consolidated balance sheets was $0.2 million as of June 30, 2017 and $0.3 million as of June 30, 2016.

The income tax benefits realized by the Company related to share-based compensation expense were $1.2 million for the fiscal year ended June 30, 2017, $0.1 million for the fiscal year ended June 30, 2016 and $19.5 million for the Predecessor period ended February 1, 2015. There were no tax benefits realized by the Company related to share-based compensation expense for the Successor period ended June 30, 2015.

The Company files a consolidated federal income tax return and various consolidated state income tax returns. The Company’s federal and material state income tax years remain open to examination for the fiscal year ended June 30, 2013. The Company is currently under examination by the Internal Revenue Service for fiscal year ended June 30, 2015. We do not believe that the outcome of the examination will have a material impact on our financial statements.

Note 18.     Major Customers and Suppliers

The Company’s revenue is derived from arrangements with enterprise, commercial, service provider, state, and U.S. government customers. No customer accounted for more than 10% of the Company’s revenue during the years ended June 30, 2017 and 2016, the Successor period ended June 30, 2015 or the Predecessor period ended February 1, 2015. All accounts receivable are made on an unsecured basis and no customer balance comprised more than 10% of accounts receivable as of June 30, 2017 or 2016.

The Company’s solutions include products and services purchased directly and indirectly from manufacturers. Our purchases from a single manufacturer comprised approximately 67% of our purchases from all manufacturers for the fiscal year ended June 30, 2017, and 67%, 66% and 63% of the purchases for the fiscal year ended June 30, 2016, the Successor period ended June 30, 2015 and the Predecessor period ended February 1, 2015, respectively. No other manufacturers accounted for more than 10% of the Company’s purchases during these periods.

Note 19.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or its directors of $7.3 million for the fiscal year ended June 30, 2017, $2.0 million for the fiscal year ended June 30, 2016 and $0.3 million for the Successor period ended June 30, 2015. As of June 30, 2017, the outstanding receivables associated with parties affiliated with Apollo or its directors were $1.7 million and as of June 30, 2016, the outstanding receivables were $0.2 million.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 19, 2017, in connection with the January 2017 Amendment, the Company paid certain fees totaling approximately $0.1 million to Apollo Global Securities, LLC, an affiliate of Apollo, for certain engagement and co-manager services provided in connection with such refinancing. Additionally, in connection with its role as an underwriter in the Company's IPO, the Company paid $0.2 million in fees to Apollo Global Securities, LLC.

Prior to March 15, 2017, an alternative investment vehicle formed by the limited partners of the Apollo Funds owned substantially all of the economic interests in the Senior Subordinated Notes pursuant to certain derivative arrangements entered into with Deutsche Bank AG, who was the holder of 100% of the Senior Subordinated Notes. As of March 15, 2017, the Company repurchased and canceled all of the aggregate principal amount of outstanding Subordinated Notes and, as a result, satisfied and discharged its obligations under the indenture. See Note 11 for additional information.

At issuance of the February 2016 Credit Facility, members of the Company’s management held $5.5 million of the $150.0 million term loan borrowing. This debt was fully repaid with the credit facility terminated at June 30, 2016. In issuing the credit facility, the Company incurred $0.5 million in deferred financing fees associated with an affiliate of Apollo.

At issuance, Presidio, Inc. held the $25.0 million term loan borrowing issued by Presidio Holdings under the Incremental Assumption Agreement and Amendment No. 2 to the Company’s February 2015 Credit Agreement. As of June 30, 2016, Presidio, Inc. had sold its holdings of the debt to an unaffiliated third party for a loss of $0.1 million as a result of the sale.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.3 million for the fiscal year ended June 30, 2017, $0.3 million for the fiscal year ended June 30, 2016, $0.1 million for the Successor period ended June 30, 2015 and $0.2 million for the Predecessor period ended February 1, 2015.

During the Predecessor periods, the Company incurred management fees to its former owners. Management fees were $1.5 million for the Predecessor period ended February 1, 2015. Additionally, the Company incurred $12.7 million of consulting fees in the Predecessor period ended February 1, 2015 to its former owners associated with the Presidio Acquisition. This expense is presented as transaction costs within the statement of operations.

Note 20.     Retirement Plan

The Company sponsors a defined contribution 401(k) plan covering substantially all employees of the Company who are age 21 or older and are not classified as excluded employees (which classification includes union employees, leased employees and certain nonresident aliens). Participants can elect to contribute a specific percentage or dollar amount and have that amount deposited into the plan as an elective deferral. All employee deferrals and Company contributions are subject to IRS limitations.

The Company provides a fixed matching contribution equal to 25% of the employee’s elective deferrals on up to 6% of compensation. In addition to the fixed matching contribution, the Company may make an additional discretionary contribution equal to a uniform percentage or dollar amount of the employee’s elective deferral. The annual discretionary matching contribution is based on Company performance and may be an additional 25% on up to 6% of compensation. Employment on the last day of the year is required to receive the annual discretionary match and it is typically funded approximately ten months following the end of the calendar year to which it relates.

Employer contributions in the plan generally vest equally over a five-year period based on plan years in which an employee works at least 1,000 hours.

Total employer contribution expense was $2.1 million for the fiscal year ended June 30, 2017, $6.1 million for the fiscal year ended June 30, 2016, $2.9 million for the Successor period ended June 30, 2015 and $3.2 million for the Predecessor period ended February 1, 2015.

Note 21.     Segment Information

Since October 22, 2015, the Company has operated as one reportable segment, the PNS segment. The change in reportable segments was made in connection with the sale of the Company's other reportable segment, the Atlantix segment, to an unaffiliated third party on October 22, 2015, as described in Note 3.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas

Revenue earned by the Company from customers outside of the United States is not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

Revenue by Solution Area

The following table presents total revenue by solution area (in millions):

	Predecessor	Successor
	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Revenue by solution area:
Cloud	$184.1	$108.9	$391.7	$501.1
Security	90.5	65.8	249.4	324.1
Digital infrastructure	1,118.2	810.8	2,073.8	1,992.4
Total revenue	$1,392.8	$985.5	$2,714.9	$2,817.6

The type of solution sold by the Company to its customers is based upon internal classifications.

Note 22.     Supplemental Consolidating Information

The following financial statements set forth condensed consolidating financial information for the Company. The condensed consolidating financial information is presented as Presidio Holdings Inc. and subsidiaries, as borrowers or guarantors of the February 2015 Credit Agreement and Note Indenture, and Presidio, Inc., as the registrant, as well as the consolidating intercompany eliminations between the entities.

The following condensed consolidating financing information was prepared on the same basis as the consolidated financial statements (in millions):

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of June 30, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$26.1	$6.9	$—	$33.0
Accounts receivable, net	—	503.0	—	503.0
Unbilled accounts receivable, net	—	135.7	—	135.7
Financing receivables, current portion	—	83.1	—	83.1
Inventory	—	48.3	—	48.3
Prepaid expenses and other current assets	0.9	67.7	(0.4)	68.2
Total current assets	27.0	844.7	(0.4)	871.3
Property and equipment, net	—	32.9	—	32.9
Deferred tax asset	3.0	—	(3.0)	—
Financing receivables, less current portion	—	102.0	—	102.0
Goodwill	—	781.5	—	781.5
Identifiable intangible assets, net	—	825.5	—	825.5
Other assets	317.1	9.9	(317.1)	9.9
Total assets	$347.1	$2,596.5	$(320.5)	$2,623.1
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$7.4	$—	$7.4
Accounts payable – trade	—	382.3	—	382.3
Accounts payable – floor plan	—	223.3	—	223.3
Accrued expenses and other current liabilities	0.2	167.3	(0.4)	167.1
Discounted financing receivables, current portion	—	75.3	—	75.3
Total current liabilities	0.2	855.6	(0.4)	855.4
Long-term debt, net of debt issuance costs and current maturities	—	1,030.6	—	1,030.6
Discounted financing receivables, less current portion	—	87.1	—	87.1
Deferred income tax liabilities	—	291.0	(3.0)	288.0
Other liabilities	—	15.1	—	15.1
Total liabilities	0.2	2,279.4	(3.4)	2,276.2
Total stockholders’ equity	346.9	317.1	(317.1)	346.9
Total liabilities and stockholders’ equity	$347.1	$2,596.5	$(320.5)	$2,623.1

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.7	$26.8	$—	$27.5
Accounts receivable, net	—	576.3	—	576.3
Unbilled accounts receivable, net	—	159.8	—	159.8
Financing receivables, current portion	—	84.2	—	84.2
Inventory	—	27.7	—	27.7
Prepaid expenses and other current assets	1.3	69.1	(7.0)	63.4
Total current assets	2.0	943.9	(7.0)	938.9
Property and equipment, net	—	32.1	—	32.1
Deferred tax asset	2.7	—	(2.7)	—
Financing receivables, less current portion	—	113.6	—	113.6
Goodwill	—	781.5	—	781.5
Identifiable intangible assets, net	—	751.9	—	751.9
Other assets	605.2	32.7	(605.2)	32.7
Total assets	$609.9	$2,655.7	$(614.9)	$2,650.7
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	—	350.5	—	350.5
Accounts payable – floor plan	—	264.9	—	264.9
Accrued expenses and other current liabilities	7.0	216.3	(7.0)	216.3
Discounted financing receivables, current portion	—	79.9	—	79.9
Total current liabilities	7.0	911.6	(7.0)	911.6
Long-term debt, net of debt issuance costs and current maturities	—	730.7	—	730.7
Discounted financing receivables, less current portion	—	104.7	—	104.7
Deferred income tax liabilities	—	273.1	(2.7)	270.4
Other liabilities	—	30.4	—	30.4
Total liabilities	7.0	2,050.5	(9.7)	2,047.8
Total stockholders’ equity	602.9	605.2	(605.2)	602.9
Total liabilities and stockholders’ equity	$609.9	$2,655.7	$(614.9)	$2,650.7

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Fiscal Year Ended June 30, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,714.9	$—	$2,714.9
Total cost of revenue	—	2,174.3	—	2,174.3
Gross margin	—	540.6	—	540.6
Operating expenses		—
Selling, general and administrative, and transaction costs	0.3	365.4	—	365.7
Depreciation and amortization	—	76.0	—	76.0
Total operating expenses	0.3	441.4		441.7
Operating income (loss)	(0.3)	99.2	—	98.9
Interest and other expense
Interest expense	—	81.9	—	81.9
Loss on disposal of business	—	6.8	—	6.8
Loss on extinguishment of debt	—	9.7	—	9.7
Other expense, net	2.9	0.4	(3.2)	0.1
Total interest and other expense	2.9	98.8	(3.2)	98.5
Income (loss) before income taxes	(3.2)	0.4	3.2	0.4
Income tax expense	0.2	3.6	—	3.8
Net loss	$(3.4)	$(3.2)	$3.2	$(3.4)

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Fiscal Year Ended June 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,817.6	$—	$2,817.6
Total cost of revenue	—	2,231.7	—	2,231.7
Gross margin	—	585.9	—	585.9
Operating expenses		—
Selling, general and administrative, and transaction costs	0.5	395.5	—	396.0
Depreciation and amortization	—	81.8	—	81.8
Total operating expenses	0.5	477.3		477.8
Operating income (loss)	(0.5)	108.6	—	108.1
Interest and other (income) expense
Interest expense	—	72.5	—	72.5
Loss on extinguishment of debt	—	28.5	—	28.5
Other (income) expense, net	(4.7)	0.1	4.7	0.1
Total interest and other (income) expense	(4.7)	101.1	4.7	101.1
Income before income taxes	4.2	7.5	(4.7)	7.0
Income tax expense (benefit)	(0.2)	2.8	—	2.6
Net income	$4.4	$4.7	$(4.7)	$4.4

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by operating activities	$0.3	$85.8	$—	$86.1
Cash flows from investing activities:	.
Investment in debt of subsidiary	(25.0)	—	25.0	—
Acquisition of businesses, net of cash and cash equivalents acquired	—	(251.3)	—	(251.3)
Proceeds from sale of debt investment	24.9	—	(24.9)	—
Proceeds from disposition of business	—	36.3	—	36.3
Additions of equipment under sales-type and direct financing leases	—	(95.4)	—	(95.4)
Proceeds from collection of financing receivables	—	6.5	—	6.5
Additions to equipment under operating leases	—	(2.7)	—	(2.7)
Proceeds from disposition of equipment under operating leases	—	1.0	—	1.0
Purchases of property and equipment	—	(16.4)	—	(16.4)
Net cash used in investing activities	(0.1)	(322.0)	0.1	(322.0)
Cash flows from financing activities:
Repurchases of common stock	(0.1)	—	—	(0.1)
Payment of future consideration on acquisitions	—	(10.3)	—	(10.3)
Deferred financing costs	—	(1.2)	—	(1.2)
Proceeds from the discounting of financing receivables	—	86.4	—	86.4
Retirements of discounted financing receivables	—	(4.2)	—	(4.2)
Net borrowings on the receivables securitization facility	—	5.0	—	5.0
Repayments of senior and subordinated notes	—	(66.3)	—	(66.3)
Borrowings on term loans, net of original issue discount	—	306.7	(0.1)	306.6
Repayments of term loans	—	(156.2)	—	(156.2)
Net repayments on the floor plan facility	—	20.9	—	20.9
Net cash provided by (used in) financing activities	(0.1)	180.8	(0.1)	180.6
Net increase (decrease) in cash and cash equivalents	0.1	(55.4)	—	(55.3)
Cash and cash equivalents:
Beginning of the period	26.0	62.3	—	88.3
End of the period	$26.1	$6.9	$—	$33.0

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(0.1)	$51.1	$—	$51.0
Cash flows from investing activities:
Proceeds from collection of escrow related to acquisition of business	—	0.6	—	0.6
Capital contribution to subsidiary	(162.7)	—	162.7	—
Investment in debt of subsidiary	(123.3)	—	123.3	—
Return of intercompany loan	12.1	—	(12.1)	—
Additions of equipment under sales-type and direct financing leases	—	(100.1)	—	(100.1)
Proceeds from collection of financing receivables	—	9.8	—	9.8
Additions to equipment under operating leases	—	(2.0)	—	(2.0)
Proceeds from disposition of equipment under operating leases	—	1.5	—	1.5
Purchases of property and equipment	—	(11.4)	—	(11.4)
Net cash used in investing activities	(273.9)	(101.6)	273.9	(101.6)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	247.5	—	—	247.5
Payment of initial public offering costs	—	(7.2)	—	(7.2)
Proceeds from issuance of common stock under share-based compensation plans	1.1	—	—	1.1
Payment of future consideration on acquisitions	—	—	—	—
Deferred financing costs	—	—	—	—
Capital contribution from parent	—	162.7	(162.7)	—
Proceeds from the discounting of financing receivables	—	108.6	—	108.6
Retirements of discounted financing receivables	—	(5.0)	—	(5.0)
Net borrowings on the receivables securitization facility	—	(5.0)	—	(5.0)
Repayments of senior and subordinated notes	—	(107.5)	(123.3)	(230.8)
Repayment of intercompany loan	—	(12.1)	12.1	—
Borrowings on term loans, net of original issue discount	—	—	—	—
Repayments of term loans	—	(105.7)	—	(105.7)
Net repayments on the floor plan facility	—	41.6	—	41.6
Net cash provided by financing activities	248.6	70.4	(273.9)	45.1
Net increase (decrease) in cash and cash equivalents	(25.4)	19.9	—	(5.5)
Cash and cash equivalents:
Beginning of the period	26.1	6.9	—	33.0
End of the period	$0.7	$26.8	$—	$27.5

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.     Quarterly Financial Data (Unaudited)

	Successor
	Three Months Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(in millions, except per share amounts)
Fiscal Year 2016
Total revenue	$692.0	$682.6	$586.4	$753.9
Gross margin	136.9	132.9	123.7	147.1
Operating income	36.7	29.5	9.7	23.0
Net income (loss)	9.7	0.8	(6.4)	(7.4)
Earnings (loss) per share, basic	$0.14	$0.01	$(0.09)	$(0.10)
Earnings (loss) per share, diluted	$0.14	$0.01	$(0.09)	$(0.10)

	Successor
	Three Months Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
	(in millions, except per share amounts)
Fiscal Year 2017
Total revenue	$737.7	$721.8	$628.8	$729.3
Gross margin	148.6	142.9	142.1	152.3
Operating income	30.3	27.5	14.4	35.9
Net income (loss)	5.6	3.4	(15.0)	10.4
Earnings (loss) per share, basic	$0.08	$0.05	$(0.20)	$0.11
Earnings (loss) per share, diluted	$0.08	$0.05	$(0.20)	$0.11

The sum of the earnings (loss) per share amounts may not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.

On February 24, 2017, the Board of Directors of the Company declared a 2-for-1 stock split of the Company’s common stock in the form of a stock dividend payable on each share of common stock issued and outstanding as of February 24, 2017. The number of shares subject to and the exercise price of the Company’s outstanding options were adjusted to equitably reflect the split. All per-share data included in these financial statements give effect to the stock split and have been adjusted retroactively for all Successor periods presented.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for share and per share data)

	As of June 30, 2016	As of June 30, 2017
Assets
Current Assets
Cash and cash equivalents	$26.1	$0.7
Prepaid expenses and other current assets	0.9	1.3
Total current assets	27.0	2.0
Deferred tax asset	3.0	2.7
Investment in subsidiaries	317.1	605.2
Total assets	$347.1	$609.9
Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses and other current liabilities	$0.2	$7.0
Total current liabilities	0.2	7.0
Total liabilities	0.2	7.0
Stockholders' Equity
Preferred stock:
$0.01 par value; 100 shares authorized, zero shares issued and outstanding at June 30, 2017 and June 30, 2016	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized and 90,969,919 shares issued and outstanding at June 30, 2017, 100,000,000 shares authorized and 71,922,836 shares issued and outstanding at June 30, 2016	0.7	0.9
Additional paid-in capital	373.9	625.3
Accumulated deficit	(27.7)	(23.3)
Total stockholders' equity	346.9	602.9
Total liabilities and stockholders' equity	$347.1	$609.9

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions)

	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Operating expenses
General and administrative	$—	$0.3	$0.5
Transaction costs	13.7	—	—
Total operating expenses	13.7	0.3	0.5
Operating loss	(13.7)	(0.3)	(0.5)
Interest and other expense (income)
Unrealized loss (income) on equity investment in subsidiaries	14.6	3.2	(4.7)
Other income, net	—	(0.3)	—
Total interest and other expense (income)	14.6	2.9	(4.7)
Income (loss) before income taxes	(28.3)	(3.2)	4.2
Income tax expense (benefit)	(4.0)	0.2	(0.2)
Net income (loss)	$(24.3)	$(3.4)	$4.4

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2017
Net cash provided by operating activities	$—	$0.3	$(0.1)
Cash flows from investing activities:
Capital contribution to subsidiary	(311.8)	—	(162.7)
Investment in debt of subsidiary	—	(25.0)	(123.3)
Return of intercompany loan	—	—	12.1
Proceeds from sale of debt investment	—	24.9	—
Net cash used in investing activities	(311.8)	(0.1)	(273.9)
Cash flows from financing activities:
Proceeds from issuance of common stock	337.8	—	248.6
Repurchases of common stock	—	(0.1)	—
Net cash (used in) provided by investing activities	337.8	(0.1)	248.6
Net increase (decrease) in cash and cash equivalents	26.0	0.1	(25.4)
Cash and cash equivalents, beginning of the period	—	26.0	26.1
Cash and cash equivalents, end of the period	$26.0	$26.1	$0.7

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE UNCONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.        Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., formerly named Aegis Holdings, Inc. (“Aegis”), is a Delaware corporation that was incorporated on November 20, 2014 by certain investment funds affiliated with or managed by Apollo Global Management, LLC, including Apollo Investment Fund VIII, L.P., along with their parallel investment funds (the “Apollo Funds”) to complete the acquisition of Presidio Holdings Inc. (“Presidio Holdings”). Presidio, Inc. is a holding company with direct ownership of a single wholly-owned subsidiary, Presidio Holdings. Presidio Holdings, through its operating subsidiaries, conducts operations and generates income and cash flows, while Presidio, Inc. conducts no separate operations on a standalone basis.

Basis of Presentation

Pursuant to the terms of the credit agreements discussed in Note 11 of the consolidated financial statements, Presidio Holdings and its subsidiaries have restrictions on their ability to, among other things, incur additional indebtedness, make distributions to Presidio, Inc., or make certain intercompany loans and advances. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, since the restricted net assets of Presidio, Inc.’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceeds 25% of the Company’s consolidated net assets as of June 30, 2017. All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

Principles of Consolidation

On a standalone basis, Presidio, Inc. records its investment in Presidio Holdings under the equity method of accounting. Under the equity method, the investment in subsidiaries is stated at cost plus any contributions and its equity share in undistributed net income (loss) of the subsidiaries minus any dividends received. Presidio, Inc.’s share of net income (loss) of its unconsolidated subsidiaries is included in net income (loss) on equity investment in subsidiaries in the statements of operations. Intercompany balances and transactions have not been eliminated. The accompanying financial information should be read in conjunction with the consolidated financial statements and related notes included in this filing.

Initial Public Offering

On March 15, 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017, pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.  The Company received net proceeds of $247.5 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO.  In addition, the Company incurred $7.2 million of offering expenses in connection with the IPO.

Also in March 2017, the Company used proceeds from the IPO, together with cash on hand, to repurchase from the holder thereof all of the approximately $112.2 million in aggregate principal amount of outstanding Senior Subordinated Notes at a repurchase price equal to 110.25% of the principal amount of the Senior Subordinated Notes being repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase. Immediately thereafter, the Company contributed to the capital of Presidio Holdings all of the Senior Subordinated Notes, and Presidio Holdings delivered or caused to be delivered to the applicable trustee all of the Senior Subordinated Notes for cancellation.

Significant Accounting Policies

The accounting policies used in the preparation of the parent financial statements are generally consistent with those used in the preparation of the consolidated financial statements of the Company.

In conjunction with the acquisition of Presidio Holdings, Presidio, Inc. has applied the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and has also elected the application of push-down accounting. As a result, the fair value adjustments and goodwill recognized from the transactions are recorded in the financial statements of its subsidiaries and presented as part of Presidio, Inc.’s investment in subsidiaries on the balance sheet.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE UNCONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As discussed in Note 17 of the annual consolidated financial statements, Presidio, Inc. and its subsidiaries file a consolidated federal income tax return and various consolidated state income tax returns. Taxes are allocated to the members of the consolidated return, based on an estimate of the amounts that would be reported if the members were separately filing their tax returns. As a result, for the fiscal years ended June 30, 2017 and 2016 and the period ended June 30, 2015, Presidio, Inc.’s income tax benefit and deferred tax assets excludes any taxes associated with Presidio, Inc.’s investment in its subsidiaries.

Presidio, Inc. does not currently anticipate paying dividends on common stock. Any declaration and payment of future dividends to holders of common stock will be at the discretion of the Board of Directors and will depend on many factors, including Presidio Inc.’s financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Presidio, Inc., as a holding company, has no direct operations and its ability to pay dividends is limited to its available cash on hand and any funds received from subsidiaries. The terms of the indebtedness may restrict Presidio, Inc.’s ability to pay dividends, or may restrict the subsidiaries from paying dividends to Presidio, Inc. Under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

PRESIDIO, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions and other adjustments	Balance at end of period
Predecessor
Period from July 1, 2014 to February 1, 2015
Provision for sales returns and credit losses	$7.1	$1.1	$—	$(1.7)	$6.5
Provision for inventory obsolescence	1.0	—	—	—	1.0
Provision for residual value and credit losses on financing receivables	1.8	0.3	—	(0.1)	2.0

Successor
Period from November 20, 2014 to June 30, 2015
Provision for sales returns and credit losses	$—	$0.2	$3.6	$—	$3.8
Provision for inventory obsolescence	—	—	—	—	—
Provision for residual value and credit losses on financing receivables	—	—	2.0	—	2.0
Fiscal Year Ended June 30, 2016
Provision for sales returns and credit losses	$3.8	$1.9	$—	$(1.9)	$3.8
Provision for inventory obsolescence	—	0.1	—	—	0.1
Provision for residual value and credit losses on financing receivables	2.0	—	—	(0.3)	1.7
Fiscal Year Ended June 30, 2017
Provision for sales returns and credit losses	$3.8	$2.4	$—	$(1.7)	$4.5
Provision for inventory obsolescence	0.1	0.5	—	—	0.6
Provision for residual value and credit losses on financing receivables	1.7	—	—	(0.5)	1.2

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.     Other Information

None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2017.

Item 11.     Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2017.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2017.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2017.

Item 14.     Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2017.

Part IV

Item 15.     Exhibits, Financial Statement Schedules

(a)    Financial Statement Schedules

The following documents are filed as part of this report:

(1)     Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of June 30, 2017 (Successor) and June 30, 2016 (Successor)	84
Consolidated Statements of Operations for the fiscal years ended June 30, 2017 and 2016 (Successor), for the period ended June 30, 2015 (Successor) and the period ended February 1, 2015 (Predecessor)	85
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017 and 2016 (Successor), for the period ended June 30, 2015 (Successor) and the period ended February 1, 2015 (Predecessor)	86
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2017 and 2016 (Successor), for the period ended June 30, 2015 (Successor) and the period ended February 1, 2015 (Predecessor)	88
Notes to Consolidated Financial Statements	89

(2)     Financial Statement Schedules:

Page
Schedule I - Condensed Financial Information of Registrant	143
Schedule II - Valuation and Qualifying Accounts	148

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

(b)     Exhibits

The information required by this Item is set forth on the exhibit index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017	S-8	3.2	3/13/2017
4.1	Indenture governing the 10.25% Senior Notes due 2023, dated as of February 2, 2015 (the “Senior Notes Indenture”) , among Presidio Holdings Inc., as Issuer (the “Senior Notes Issuer”), the Subsidiary Guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee.	S-1	4.1	11/22/2016
4.2	Indenture governing the 10.25% Senior Subordinated Notes due 2023, dated as of February 2, 2015 (the “Subordinated Notes Indenture”), among Presidio Holdings Inc., as Issuer (the “Subordinated Notes Issuer”), the Subsidiary Guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee.	S-1	4.2	11/22/2016
4.3	First Supplemental Indenture, dated as of January 12, 2016, among the Senior Notes Issuer, Presidio Infrastructure Solutions LLC, as a New Subsidiary Guarantor, and Wilmington Trust, National Association, as Trustee, under the Senior Notes Indenture.	S-1	4.3	11/22/2016
4.4	First Supplemental Indenture, dated as of January 12, 2016, among the Subordinated Notes Issuer, Presidio Infrastructure Solutions LLC, as a New Subsidiary Guarantor, and Wilmington Trust, National Association, as Trustee, under the Subordinated Notes Indenture.	S-1	4.4	11/22/2016
4.5	Form of common stock certificate of Presidio, Inc.	S-1	4.5	1/24/2017
4.6	Amended and Restated Securityholders Agreement, dated as of March 15, 2017, by and among Presidio, Inc. and certain stockholders listed therein.	8-K	4.2	3/15/2017
4.7	Stockholders Agreement, dated as of March 10, 2017, by and among Presidio, Inc. and certain stockholders listed therein.	8-K	4.1	3/15/2017
10.1	Credit Agreement, dated as of February 2, 2015, among Presidio Holdings Inc., as Holdings, Presidio IS LLC, as Intermediate Holdings, Presidio LLC, as Company and a Borrower, Presidio Networked Solutions LLC, as a Borrower, the Lenders Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.1	12/27/2016
10.2	Incremental Assumption Agreement and Amendment No. 1, dated as of May 19, 2015, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto, the Refinancing Term Lender Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.2	11/22/2016
10.3	Incremental Assumption Agreement and Amendment No. 2, dated as of February 1, 2016, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto, the Incremental Term Lender Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.3	11/22/2016
10.4	Incremental Assumption Agreement and Amendment No. 3, dated as of May 27, 2016, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Incremental Term Lender and as Administrative Agent.	S-1	10.4	11/22/2016
10.5	Incremental Assumption Agreement and Amendment No. 4, dated as of January 19, 2017, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Refinancing Term Lender and as Administrative Agent.	S-1	10.13	1/24/2017
10.6	Second Amended and Restated Receivables Purchase Agreement, dated as of February 2, 2015, among Presidio Capital Funding LLC, as Seller, Presidio LLC, as Servicer, the Sub-Servicers Party Thereto, and PNC Bank, National Association, as Administrator.	S-1	10.5	11/22/2016
10.7	Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty, dated as of February 8, 2016, among Presidio Capital Funding LLC, as Seller, Presidio LLC, as Servicer, Presidio Networked Solutions LLC, as Sub-Servicer, Presidio IS LLC, as Performance Guarantor and PNC Bank, National Association, as Administrator.	S-1	10.6	11/22/2016
10.8	Third Amended and Restated Credit Agreement, dated February 28, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC (f/k/a INX LLC and as successor to Bluewater Communications Group LLC).	S-1	10.7	11/22/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.9	First Amendment to the Third Amended and Restated Credit Agreement, dated March 26, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC (f/k/a INX LLC and as successor to Bluewater Communications Group LLC).	S-1	10.8	12/27/2016
10.10	Acknowledgement and Second Amendment to the Third Amended and Restated Credit Agreement, dated November 25, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC.	S-1	10.9	11/22/2016
10.11	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 1, 2016, among Presidio Networked Solutions Group, LLC, Presidio Infrastructure Solutions LLC and Castle Pines Capital LLC.	S-1	10.10	11/22/2016
+10.12	Systems Integrator Agreement by and between Cisco Systems, Inc. and the Presidio Corporation, dated as of May 14, 2002 (as amended on June 3, 2002, July 12, 2006, April 23, 2007, March 28, 2008, February 10, 2009, March 14, 2011, January 25, 2012, March 1, 2012, March 15, 2013 April 16, 2013, May 17, 2013, July 30, 2013, September 12, 2013, December 13, 2013, February 20, 2014, March 10, 2014, February 26, 2016, May 3, 2016, July 1, 2016, August 5, 2016 and September 8, 2016) (with addendums dated as of October 13, 2011, December 21, 2012, May 2, 2013 and February 3, 2014).	S-1	10.11	2/15/2017
**10.12.1	Amendments to Systems Integrator Agreement dated as of March 7, 2017, April 6, 2017, May 3, 2017 and August 29, 2017.
10.13	Lease by and between 4C Realty, LLC and Presidio Networked Solutions LLC, dated September 17, 2014.	S-1	10.12	11/22/2016
*10.14	Form of Director Indemnification Agreement.	S-1	10.14	1/24/2017
*10.15	Amended and Restated 2015 Long-Term Incentive Plan, effective as of February 24, 2017.	S-8	99.1	3/13/2017
*10.16	Form of Rollover Option Agreement under the Amended and Restated 2015 Long-Term Incentive Plan.	S-1	10.16	2/15/2017
*10.17	Form of Option Agreement under the Amended and Restated 2015 Long-Term Incentive Plan.	S-1	10.17	2/15/2017
*10.18	Executive Bonus Plan, effective as of February 24, 2017.	8-K	10.5	3/15/2017
*10.19	2017 Long-Term Incentive Plan, effective as of February 24, 2017.	S-8	99.2	3/13/2017
*10.20	Form of Option Award Certificate under the 2017 Long-Term Incentive Plan (Executive Officer).	8-K	10.11	3/15/2017
*10.21	Form of Option Award Certificate under the 2017 Long-Term Incentive Plan (Director).	8-K	10.12	3/15/2017
*10.22	Amended and Restated Employment Agreement by and between Presidio, Inc. and Robert Cagnazzi, effective as of March 9, 2017.	8-K	10.6	3/15/2017
*10.23	Employment Agreement, by and between Presidio, Inc. and Paul Fletcher dated as of September 30, 2010.	S-1	10.22	2/15/2017
*10.24	Employment Agreement, by and between Presidio, Inc. and David Hart, effective as of March 9, 2017.	8-K	10.7	3/9/2017
*10.25	Employment Agreement, by and between Presidio, Inc. and Vinu Thomas, effective as of March 9, 2017.	8-K	10.8	3/9/2017
*10.26	Employment Agreement, by and between Presidio, Inc. and Elliot Brecher, effective as of March 9, 2017.	8-K	10.9	3/9/2017
*10.27	Employee Stock Purchase Plan, effective as of February 24, 2017.	S-8	99.3	3/13/2017
*10.28	Form of Stay Bonus Agreement.	S-1	10.27	2/15/2017
*10.29	Letter to Dr. Steven Lerner, dated as of February 6, 2017.	S-1	10.28	2/15/2017
10.30	Notes Purchase Agreement, by and among Presidio, Inc. and Deutsche Bank AG, London Branch, dated as of February 15, 2017.	S-1	10.29	2/15/2017
*10.31	Letter to Pankaj Patel, dated as of May 16, 2016.	S-1	10.30	2/15/2017
**10.32
Amendment No. 5 dated as of August 8, 2017 among Presidio Holdings Inc. Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent

**21.1	Subsidiaries of Presidio, Inc.
**23.1	Consent of RSM US LLP

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
***31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
***32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Label Linkbase Document.
**101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Indicates management contract or compensatory plan or agreement.
**     Filed herewith.
***    Furnished herewith.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: September 21, 2017	By:	/s/ Robert Cagnazzi
Robert Cagnazzi
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 21, 2017.

Signature	Title
/s/ Robert Cagnazzi	Chief Executive Officer and Director
Robert Cagnazzi

/s/ Paul Fletcher	Executive Vice President and Chief Financial Officer
Paul Fletcher	(Principal Financial Officer)

/s/ Benjamin Pawson	Controller and Chief Accounting Officer
Benjamin Pawson	(Principal Accounting Officer)

/s/ Giovanni Visentin	Chairman of the Board of Directors
Giovanni Visentin

/s/ Christopher L. Edson	Director
Christopher L. Edson

/s/ Salim Hirji	Director
Salim Hirji

/s/ Steven Lerner	Director
Steven Lerner

/s/ Matthew H. Nord	Director
Matthew H. Nord

/s/ Pankaj Patel	Director
Pankaj Patel

/s/ Todd H. Siegel	Director
Todd H. Siegel

/s/ Joseph Trost	Director
Joseph Trost