Form 10-Q
period 2017-09-30
Presidio, Inc.
filed 2017-11-06
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of October 31, 2017, there were 91,672,682 shares of common stock, $0.01 par value, outstanding.

Presidio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2017	As of September 30, 2017
Assets
Current Assets
Cash and cash equivalents	$27.5	$24.9
Accounts receivable, net	576.3	564.4
Unbilled accounts receivable, net	159.8	190.2
Financing receivables, current portion	84.2	82.9
Inventory	27.7	25.9
Prepaid expenses and other current assets	63.4	84.3
Total current assets	938.9	972.6
Property and equipment, net	32.1	35.0
Financing receivables, less current portion	113.6	109.7
Goodwill	781.5	784.1
Identifiable intangible assets, net	751.9	737.8
Other assets	32.7	33.0
Total assets	$2,650.7	$2,672.2
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	350.5	473.5
Accounts payable – floor plan	264.9	215.7
Accrued expenses and other current liabilities	216.3	176.7
Discounted financing receivables, current portion	79.9	78.9
Total current liabilities	911.6	944.8
Long-term debt, net of debt issuance costs and current maturities	730.7	707.5
Discounted financing receivables, less current portion	104.7	99.8
Deferred income tax liabilities	270.4	264.9
Other liabilities	30.4	28.8
Total liabilities	2,047.8	2,045.8
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at September 30, 2017 and June 30, 2017	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 91,528,701 shares issued and outstanding at September 30, 2017 and 90,969,919 shares issued and outstanding at June 30, 2017	0.9	0.9
Additional paid-in capital	625.3	629.0
Accumulated deficit	(23.3)	(3.5)
Total stockholders’ equity	602.9	626.4
Total liabilities and stockholders’ equity	$2,650.7	$2,672.2

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2017
Revenue
Product	$626.4	$628.6
Service	111.3	136.4
Total revenue	737.7	765.0
Cost of revenue
Product	499.5	498.0
Service	89.6	110.6
Total cost of revenue	589.1	608.6
Gross margin	148.6	156.4
Operating expenses
Selling expenses	67.5	65.6
General and administrative expenses	27.0	25.7
Transaction costs	3.4	0.4
Depreciation and amortization	20.4	20.6
Total operating expenses	118.3	112.3
Operating income	30.3	44.1
Interest and other (income) expense
Interest expense	20.7	12.4
Loss on extinguishment of debt	—	0.7
Other (income) expense, net	—	(0.1)
Total interest and other (income) expense	20.7	13.0
Income before income taxes	9.6	31.1
Income tax expense	4.0	11.3
Net income	$5.6	$19.8
Earnings per share:
Basic	$0.08	$0.22
Diluted	$0.08	$0.21
Weighted-average common shares outstanding:
Basic	71,932,470	91,169,612
Diluted	73,881,526	96,046,736

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2017
Cash flows from operating activities:
Net income	$5.6	$19.8
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	18.4	18.4
Depreciation of property and equipment in operating expenses	2.0	2.2
Depreciation of property and equipment in cost of revenue	1.4	1.4
Provision for sales returns and credit losses	0.4	0.3
Amortization of debt issuance costs	1.7	1.3
Loss on extinguishment of debt	—	0.7
Noncash lease income	(1.4)	(0.6)
Share-based compensation expense	0.5	0.8
Deferred income tax benefit	(4.6)	(5.6)
Other	—	0.1
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	12.8	(14.5)
Inventory	11.2	1.9
Prepaid expenses and other assets	(65.9)	(21.6)
Accounts payable – trade	56.8	120.9
Accrued expenses and other liabilities	(18.1)	(41.9)
Net cash provided by operating activities	20.8	83.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)
Proceeds from collection of escrow related to acquisition of business	0.6	—
Additions of equipment under sales-type and direct financing leases	(34.3)	(19.7)
Proceeds from collection of financing receivables	3.3	1.1
Additions to equipment under operating leases	(0.5)	(0.3)
Proceeds from disposition of equipment under operating leases	0.2	0.6
Purchases of property and equipment	(3.3)	(4.7)
Net cash used in investing activities	(34.0)	(32.5)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	—	2.9
Proceeds from the discounting of financing receivables	33.9	17.8
Retirements of discounted financing receivables	(4.1)	(0.2)
Net repayments on the receivables securitization facility	(5.0)	—
Repayments of term loans	(1.8)	(25.0)
Net change in accounts payable — floor plan	4.9	(49.2)
Net cash provided by (used in) financing activities	27.9	(53.7)
Net increase (decrease) in cash and cash equivalents	14.7	(2.6)
Cash and cash equivalents:
Beginning of the period	33.0	27.5
End of the period	$47.7	$24.9
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26.4	$14.2
Income taxes, net of refunds	$0.9	$8.0
Reduction of discounted lease assets and liabilities	$21.4	$26.4

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statement of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2017	—	$—	90,969,919	$0.9	$625.3	$(23.3)	$602.9
Common stock issued under share-based compensation plans	—	—	558,782	—	2.9	—	2.9
Net income	—	—	—	—	—	19.8	19.8
Share-based compensation expense	—	—	—	—	0.8	—	0.8
Balance, September 30, 2017	—	$—	91,528,701	$0.9	$629.0	$(3.5)	$626.4

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

During the three months ended September 30, 2017, the Company made an acquisition, which expands our geographic footprint in Minnesota, that is immaterial to the consolidated financial statements.

The Company is headquartered in New York, New York and all of its direct and indirect subsidiaries are located in the United States.

Stock Split

On February 24, 2017, the Company's Board of Directors declared a 2-for-1 stock split of the Company’s common stock in the form of a stock dividend payable on each share of common stock issued and outstanding as of February 24, 2017. The number of shares subject to and the exercise price of the Company’s outstanding options were adjusted to equitably reflect the split. All common stock share and per-share data included in these financial statements give effect to the stock split and have been adjusted retroactively for the historical periods presented.

Initial Public Offering

On March 15, 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017, pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission ("SEC") rules and regulations for interim reporting periods. The consolidated financial statements do not include all disclosures normally made in annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2017 included within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017. All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, asset residual values, vendor rebates and consideration, goodwill, identifiable intangibles, measurement of income tax assets and liabilities and provisions for doubtful accounts, credit losses, inventory obsolescence, and other contingencies. Actual results could differ from management’s estimates.

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

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncements not yet adopted as of September 30, 2017.

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

Note 2.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2017	September 30, 2017
Partner incentive program receivable	$26.2	$39.4
Deferred product costs and other current assets	37.2	44.9
Total prepaid expenses and other current assets	$63.4	$84.3

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 3.         Financing Receivables and Operating Leases

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

Financing receivable – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of June 30, 2017 (in millions):

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of September 30, 2017 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$192.9	$3.1	$196.0
Estimated net residual values	—	7.2	7.2
Unearned income	(9.5)	(0.7)	(10.2)
Provision for credit losses	—	(0.4)	(0.4)
Total, net	$183.4	$9.2	$192.6
Reported as:
Current	$79.8	$3.1	$82.9
Long-term	103.6	6.1	109.7
Total, net	$183.4	$9.2	$192.6
Discounted financing receivables:
Nonrecourse	$177.9	$—	$177.9
Recourse	—	—	—
Total	$177.9	$—	$177.9
Reported as:
Current	$78.3	$—	$78.3
Long-term	99.6	—	99.6
Total	$177.9	$—	$177.9

The discounted financing receivables associated with sales-type and direct financing type leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with operating leases, which is discussed below.

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of Other Assets and were as follows (in millions):

	June 30, 2017	September 30, 2017
Equipment under operating leases	$4.6	$3.8
Accumulated depreciation	(2.9)	(2.6)
Total equipment under operating leases, net	$1.7	$1.2

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.3 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2017	September 30, 2017
Discounted operating leases:
Current	$0.7	$0.6
Noncurrent	0.2	0.2
Total	$0.9	$0.8

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The discounted financing receivables associated with operating leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 4.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2017	September 30, 2017
Furniture and fixtures	3 to 7 years	$5.3	$5.5
Equipment	3 to 7 years	22.2	26.1
Software	3 years	19.9	20.9
Leasehold improvements	Life of lease	13.3	14.1
Total property and equipment		60.7	66.6
Accumulated depreciation and amortization		(28.6)	(31.6)
Total property and equipment, net		$32.1	$35.0

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.2 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and managed cloud contracts that is included in cost of service revenue within the Company’s consolidated statements of operations was $1.1 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively.

Note 5.         Goodwill and Identifiable Intangible Assets

Goodwill

As described in Note 1, we completed an acquisition during the three months ended September 30, 2017 that is immaterial to the consolidated financial statements which resulted in a $2.6 million increase in goodwill.

From June 30, 2017 through the date of the consolidated financial statements, no significant events have occurred that would lead us to believe that goodwill was more likely than not impaired.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2017 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(159.8)	$543.4
Developed technology	5	3.6	(1.6)	2.0
Trade names	2	5.1	(3.6)	1.5
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$916.9	$(165.0)	$751.9

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Identifiable intangible assets consisted of the following as of September 30, 2017:

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$707.0	$(177.3)	$529.7
Developed technology	5	3.6	(1.8)	1.8
Trade names	2	5.6	(4.3)	1.3
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$921.2	$(183.4)	$737.8

Amortization associated with intangible assets was $18.4 million for both the three months ended September 30, 2017 and 2016. The weighted-average remaining useful life of the finite-lived intangible assets was 7.4 years and 7.7 years as of September 30, 2017 and June 30, 2017, respectively.

As described in Note 1, we completed an acquisition during the three months ended September 30, 2017 that was immaterial to the consolidated financial statements which resulted in a $4.3 million increase in finite-lived intangible assets.

From June 30, 2017 through the date of the consolidated financial statements, no significant events have occurred that would lead us to believe that the indefinite-lived trade names were more likely than not impaired.

Based on the finite-lived intangible assets recorded at September 30, 2017, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2018 (remaining nine months)	$55.2
2019	71.9
2020	71.6
2021	71.1
2022	71.1
2023 and thereafter	191.9
Total	$532.8

Note 6.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of September 30, 2017 and June 30, 2017, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $215.7 million and $264.9 million as of September 30, 2017 and June 30, 2017, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 7.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2017	September 30, 2017
Accrued compensation	$64.5	$50.4
Accrued interest	11.7	8.5
Accrued equipment purchases/vendor expenses	78.3	47.8
Accrued income taxes	7.3	16.2
Accrued non-income taxes	7.4	7.2
Customer deposits	5.1	3.4
Unearned revenue	40.0	41.6
Other accrued expenses and current liabilities	2.0	1.6
Total accrued expenses and other current liabilities	$216.3	$176.7

Note 8.         Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2017	September 30, 2017
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2022	626.6	601.6
Senior notes, 10.25% due February 2023	125.0	125.0
Total long-term debt	751.6	726.6
Unamortized debt issuance costs	(20.9)	(19.1)
Total long-term debt, net of debt issuance costs	$730.7	$707.5
Reported as:
Current	$—	$—
Long-term	730.7	707.5
Total long-term debt, net of debt issuance costs	$730.7	$707.5

As of September 30, 2017, there were no outstanding borrowings on the revolving credit facility and there were $1.5 million in letters of credit outstanding. The Company was in compliance with the covenants and had $48.5 million available for borrowings under the facility as of September 30, 2017.

As of September 30, 2017, there were no outstanding borrowings under the receivables securitization facility. The Company had $250.0 million available under the receivables securitization facility based on the collateral available as of September 30, 2017.

February 2015 Term Loan

On August 8, 2017, the Borrowers entered into Amendment No. 5 to the credit agreement executed on February 2, 2015 to, among other things, revise certain reporting requirements thereunder.

During the three months ended September 30, 2017, the Company made aggregate voluntary prepayments of $25.0 million on the term loan, resulting in a $0.7 million loss on extinguishment of debt in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 9.         Fair Value Measurements

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

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2017 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loan	$626.6	$—	$627.4	$—
Senior notes	125.0	—	138.8	—
Total	$751.6	$—	$766.2	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of September 30, 2017 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loan	$601.6	$—	$603.1	$—
Senior notes	125.0	—	137.5	—
Total	$726.6	$—	$740.6	$—

The fair value of the Company’s term loan and senior notes are estimated based on quoted market prices for the debt which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans and senior notes exclude unamortized debt issuance costs.

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

Note 10.     Commitments and Contingencies

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

subpoena who were involved in such contracts. The Company is fully cooperating with the Treasury Inspector General in connection with the subpoena.

As these matters are ongoing, the Company is unable to determine their likely outcome and is unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for these matters has been recorded.

Note 11.     Share-based Compensation

During the three months ended September 30, 2017, the Company did not issue any equity awards pursuant to the Company's Amended and Restated 2015 Long-Term Incentive Plan (the "2015 LTIP"). During the three months ended September 30, 2017, the Company granted 193,000 service-based non-qualified stock options that vest in four equal installments on each of the first four anniversaries of the grant date and 150,000 service-based restricted stock units that vest in two equal installments over a two-year period; all of which were issued pursuant to the Company's 2017 Long-Term Incentive Plan (the "2017 LTIP").

During the three months ended September 30, 2017, there were 451,062 service-based and rolled options exercised and 288,086 service and rolled options expired or forfeited. As of September 30, 2017, 6,255,443 service and rolled options were outstanding, of which 2,307,564 were vested.

During the three months ended September 30, 2017, there were 299,998 performance-based and market-based options forfeited. As of September 30, 2017, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 3,153,038 options outstanding were unvested.

At September 30, 2017, there were 1,392,280 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On September 30, 2017, we held $0.9 million of contributions made by employees that were used to purchase 50,185 shares under the ESPP on October 3, 2017.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense as follows (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Selling expenses	$0.2	$0.4
General and administrative expenses	0.3	0.4
Total	$0.5	$0.8

As of September 30, 2017, there was $10.9 million of unrecognized share-based compensation expense, $8.9 million of which relates to service awards from the 2015 LTIP and 2017 LTIP grants and $2.0 million of which relates to the restricted stock unit grants.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 12.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Numerator:
Earnings	$5.6	$19.8
Denominator:
Weighted-average shares – basic	71,932,470	91,169,612
Effect of dilutive securities:
Share-based awards	1,949,056	4,877,124
Weighted-average shares – diluted	73,881,526	96,046,736
Earnings per share:
Basic	$0.08	$0.22
Diluted	$0.08	$0.21

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended September 30, 2016	Three months ended September 30, 2017
Share-based awards excluded from EPS because of anti-dilution	460,520	1,931,611
Share-based awards excluded from EPS because performance or market condition had not been met(1)	3,532,856	357,340
Total stock options excluded from EPS	3,993,376	2,288,951
___________________________________
(1) For the three months ended September 30, 2016, all performance and market stock options were excluded from EPS as the performance condition was not considered probable. For the three months ended September 30, 2017, the performance condition for all performance and market stock options had been deemed met due to the completion of the Company's IPO. As a result, the performance and market stock options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on September 30, 2017 as if it was the end of the contingency period.

Note 13.     Income Taxes

The Company’s income tax expense for the three months ended September 30, 2017 and 2016 was $11.3 million and $4.0 million, respectively. The Company’s effective tax rates for the three months ended September 30, 2017 and 2016 were 36.3% and 41.7%, respectively. The effective tax rates differed from the U.S. federal statutory rate primarily due to state taxes and permanently non-deductible expenses, offset in the current three months by the favorable excess benefit deduction related to share-based compensation of $1.2 million, representing a 3.9% tax rate benefit in the period.

Note 14.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or its directors of $0.6 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and June 30, 2017, the outstanding receivables associated with parties affiliated with Apollo or its directors were $0.7 million and $1.7 million, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended September 30, 2017 and 2016, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 15.     Segment Information

Geographic Areas

Revenue earned by the Company from customers outside of the United States is not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

Revenue by Solution Area

The following table presents total revenue by solution area (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Cloud	$111.7	$135.5
Security	66.7	109.0
Digital Infrastructure	559.3	520.5
Total revenue	$737.7	$765.0

The type of solution sold by the Company to its customers is based upon internal classifications.

Note 16.     Supplemental Consolidating Information

The following financial statements set forth condensed consolidating financial information for the Company. The condensed consolidating financial information presents Presidio, Inc. on a standalone basis, Presidio Holdings Inc. and subsidiaries on a consolidated basis as borrowers or guarantors of the credit agreement executed on February 2, 2015 and Senior Notes indenture, and the consolidating intercompany eliminations between the entities.

The following condensed consolidating financing information was prepared on the same basis as the consolidated financial statements (in millions):

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$4.1	$20.8	$—	$24.9
Accounts receivable, net	—	564.4	—	564.4
Unbilled accounts receivable, net	—	190.2	—	190.2
Financing receivables, current portion	—	82.9	—	82.9
Inventory	—	25.9	—	25.9
Prepaid expenses and other current assets	1.4	93.3	(10.4)	84.3
Total current assets	5.5	977.5	(10.4)	972.6
Property and equipment, net	—	35.0	—	35.0
Deferred tax asset	2.6	—	(2.6)	—
Financing receivables, less current portion	—	109.7	—	109.7
Goodwill	—	784.1	—	784.1
Identifiable intangible assets, net	—	737.8	—	737.8
Other assets	627.2	33.0	(627.2)	33.0
Total assets	$635.3	$2,677.1	$(640.2)	$2,672.2
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	—	473.5	—	473.5
Accounts payable – floor plan	—	215.7	—	215.7
Accrued expenses and other current liabilities	9.0	178.1	(10.4)	176.7
Discounted financing receivables, current portion	—	78.9	—	78.9
Total current liabilities	9.0	946.2	(10.4)	944.8
Long-term debt, net of debt issuance costs and current maturities	—	707.5	—	707.5
Discounted financing receivables, less current portion	—	99.8	—	99.8
Deferred income tax liabilities	—	267.5	(2.6)	264.9
Other liabilities	—	28.8	—	28.8
Total liabilities	9.0	2,049.8	(13.0)	2,045.8
Total stockholders’ equity	626.3	627.3	(627.2)	626.4
Total liabilities and stockholders’ equity	$635.3	$2,677.1	$(640.2)	$2,672.2

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$737.7	$—	$737.7
Total cost of revenue	—	589.1	—	589.1
Gross margin	—	148.6	—	148.6
Operating expenses
Selling, general and administrative, and transaction costs	—	97.9	—	97.9
Depreciation and amortization	—	20.4	—	20.4
Total operating expenses	—	118.3	—	118.3
Operating income	—	30.3	—	30.3
Interest and other (income) expense
Interest expense	—	20.7	—	20.7
Loss on extinguishment of debt	—	—	—	—
Other (income) expense, net	(5.6)	—	5.6	—
Total interest and other (income) expense	(5.6)	20.7	5.6	20.7
Income before income taxes	5.6	9.6	(5.6)	9.6
Income tax expense	—	4.0	—	4.0
Net income	$5.6	$5.6	$(5.6)	$5.6

Condensed Consolidating Statement of Operations
Three months ended September 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$765.0	$—	$765.0
Total cost of revenue	—	608.6	—	608.6
Gross margin	—	156.4	—	156.4
Operating expenses
Selling, general and administrative, and transaction costs	—	91.7	—	91.7
Depreciation and amortization	—	20.6	—	20.6
Total operating expenses	—	112.3	—	112.3
Operating income (loss)	—	44.1	—	44.1
Interest and other (income) expense
Interest expense	—	12.4	—	12.4
Loss on extinguishment of debt	—	0.7	—	0.7
Other (income) expense, net	(19.8)	(0.1)	19.8	(0.1)
Total interest and other (income) expense	(19.8)	13.0	19.8	13.0
Income before income taxes	19.8	31.1	(19.8)	31.1
Income tax expense	—	11.3	—	11.3
Net income	$19.8	$19.8	$(19.8)	$19.8

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended September 30, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$0.3	$20.5		$20.8
Cash flows from investing activities:
Proceeds from collection of escrow related to acquisition of business	—	0.6	—	0.6
Additions of equipment under sales-type and direct financing leases	—	(34.3)	—	(34.3)
Proceeds from collection of financing receivables	—	3.3	—	3.3
Additions to equipment under operating leases	—	(0.5)	—	(0.5)
Proceeds from disposition of equipment under operating leases	—	0.2	—	0.2
Purchases of property and equipment	—	(3.3)	—	(3.3)
Net cash used in investing activities	—	(34.0)	—	(34.0)
Cash flows from financing activities:
Proceeds from the discounting of financing receivables	—	33.9	—	33.9
Retirements of discounted financing receivables	—	(4.1)	—	(4.1)
Net repayments on the receivables securitization facility	—	(5.0)	—	(5.0)
Repayments of term loans	—	(1.8)	—	(1.8)
Net change in accounts payable — floor plan	—	4.9	—	4.9
Net cash provided by financing activities	—	27.9	—	27.9
Net increase in cash and cash equivalents	0.3	14.4	—	14.7
Cash and cash equivalents:
Beginning of the period	26.1	6.9	—	33.0
End of the period	$26.4	$21.3	$—	$47.7

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended September 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$1.9	$81.7	$—	$83.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)	—	(9.5)
Additions of equipment under sales-type and direct financing leases	—	(19.7)	—	(19.7)
Proceeds from collection of financing receivables	—	1.1	—	1.1
Additions to equipment under operating leases	—	(0.3)	—	(0.3)
Proceeds from disposition of equipment under operating leases	—	0.6	—	0.6
Purchases of property and equipment	—	(4.7)	—	(4.7)
Net cash used in investing activities	—	(32.5)	—	(32.5)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	1.5	1.4	—	2.9
Proceeds from the discounting of financing receivables	—	17.8	—	17.8
Retirements of discounted financing receivables	—	(0.2)	—	(0.2)
Repayments of term loans	—	(25.0)	—	(25.0)
Net change in accounts payable — floor plan	—	(49.2)	—	(49.2)
Net cash provided by (used in) financing activities	1.5	(55.2)	—	(53.7)
Net increase (decrease) in cash and cash equivalents	3.4	(6.0)	—	(2.6)
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$4.1	$20.8	$—	$24.9

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “Presidio,” and similar terms refer to Presidio, Inc. and its subsidiaries. You should read the following discussion in conjunction with the historical consolidated financial statements of Presidio, Inc. and its subsidiaries and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in "Part II, Item 1A. Risk Factors." Our actual results may differ materially from those contained in any forward-looking statements.

Cautionary Statements Concerning Forward-Looking Statements
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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly report may not, in fact, occur. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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

Security Solutions: We use a risk-based security consulting methodology to assess, design, implement, manage, and maintain information security solutions that protect our customers’ critical business data and protects against loss of client loyalty, corporate reputation, and disruptions in ongoing operations. We offer cyber risk management, infrastructure security, and managed security solutions to our clients. Through our next generation risk management solution ("NGRM"), we provide comprehensive risk assessments, detailed reporting, ongoing reviews, process and program development, and training services. NGRM ensures that identified vulnerabilities are mitigated and business risk has been properly addressed. Because our customers’ infrastructures are constantly changing, our NGRM offering is structured as a recurring service with regular periodic assessments of the current security posture combined with ongoing monitoring and surveillance through our 7x24 Security Operations Centers. Our experience spans all major verticals including retail, education, healthcare, government, banking, pharmaceutical, and others. We have expertise with HIPAA, PCI DSS, FISMA, the Sarbanes-Oxley Act, and others. We help our clients design and implement information security programs consistent with industry best practices and comply with the regulatory mandates of their specific vertical that are flexible enough to help ensure information security in an ever-changing risk environment. Findings, recommendations and real time security posture status, including our proprietary Risk Management Score, are provided through a 7x24 portal that is accessible by our clients and is updated with the up to date vulnerabilities identified by several industry sources.

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
General and administrative expenses are comprised of compensation (including share-based compensation) and benefits of administrative and operational support personnel, including variable incentive pay and other administrative costs such as facilities expenses, professional fees, and bad debt expense. We expect general and administrative expenses to increase due to our growth. However, we expect general and administrative expenses to decline as a percentage of our total revenue as we realize the benefits of scale.

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

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. In addition to financial information presented in accordance with GAAP, management uses Adjusted EBITDA and Adjusted Net Income (all of which are non-GAAP measures defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or revenue, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.
We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Total Revenue	$737.7	$765.0
Gross margin	148.6	156.4
Net income	5.6	19.8
Adjusted EBITDA	58.2	67.4
Adjusted EBITDA margin	7.9%	8.8%
Adjusted Net Income	$24.5	$34.8
Adjusted EBITDA – Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense, as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed business. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Total Revenue.

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Adjusted EBITDA Reconciliation:
Net income	$5.6	$19.8
Total depreciation and amortization(1)	21.8	22.0
Interest and other (income) expense	20.7	13.0
Income tax expense	4.0	11.3
EBITDA	52.1	66.1
Adjustments:
Share-based compensation expense	0.5	0.8
Purchase accounting adjustments(2)	0.4	0.1
Transaction costs(3)	3.4	0.4
Other costs(4)	1.8	—
Total adjustments	6.1	1.3
Adjusted EBITDA	$58.2	$67.4

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

(3)
“Transaction costs” (i) of $3.4 million for the three months ended September 30, 2016 includes acquisition-related expenses of $1.5 million related to stay and retention bonuses, $1.7 million related to related to transaction-related advisory and diligence fees and $0.2 million related to transaction-related legal, accounting and tax fees; and (ii) of $0.4 million for the three months ended September 30, 2017 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses and $0.1 million related to transaction-related legal, accounting and tax fees.

(4)	“Other costs” (i) of $1.8 million for the three months ended September 30, 2016 related to certain non-recurring costs incurred in the development of our new cloud service offerings.
Adjusted Net Income – Adjusted Net Income is a non-GAAP measure, which management uses to provide additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses on extinguishment of debt, (iv) noncash share-based compensation expense, (v) purchase accounting adjustments, (vi) transaction costs, (vii) other costs and (viii) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for (1) the impact of permanently nondeductible expenses and (2) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and further adjusted for discrete tax items.

The reconciliation of Adjusted Net Income from Net income for each of the periods presented is as follows (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Adjusted Net Income reconciliation:
Net income	$5.6	$19.8
Adjustments:
Amortization of intangible assets	18.4	18.4
Amortization of debt issuance costs	1.7	1.3
Loss on extinguishment of debt	—	0.7
Share-based compensation expense	0.5	0.8
Purchase accounting adjustments	0.4	0.1
Transaction costs	3.4	0.4
Other costs	1.8	—
Income tax impact of adjustments(1)	(7.3)	(6.7)
Total adjustments	18.9	15.0
Adjusted Net Income	$24.5	$34.8

(1)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at our average statutory rate to arrive at an appropriate effective tax rate on Adjusted Net Income, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes and (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and further adjusted for discrete tax items such as the remeasurement of deferred tax liabilities due to state rate changes or the excess tax benefit related to share-based compensation activity.

Results of Operations - Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Revenue
Product	$626.4	$628.6	$2.2	0.4%
Service	111.3	136.4	25.1	22.6%
Total revenue	737.7	765.0	27.3	3.7%
Cost of revenue
Product	499.5	498.0	(1.5)	(0.3)%
Service	89.6	110.6	21.0	23.4%
Total cost of revenue	589.1	608.6	19.5	3.3%
Gross margin	148.6	156.4	7.8	5.2%
Product gross margin	126.9	130.6	3.7	2.9%
Service gross margin	21.7	25.8	4.1	18.9%
Product gross margin %	20.3%	20.8%		0.5%
Service gross margin %	19.5%	18.9%		(0.6)%
Total gross margin %	20.1%	20.4%		0.3%
Operating expenses
Selling expenses	67.5	65.6	(1.9)	(2.8)%
General and administrative expenses	27.0	25.7	(1.3)	(4.8)%
Transaction costs	3.4	0.4	(3.0)	(88.2)%
Depreciation and amortization	20.4	20.6	0.2	1.0%
Total operating expenses	118.3	112.3	(6.0)	(5.1)%
Selling, general and administrative expenses % of total revenue	12.8%	11.9%		(0.9)%
Operating income	30.3	44.1	13.8	45.5%
Interest and other (income) expense
Interest expense	20.7	12.4	(8.3)	(40.1)%
Loss on extinguishment of debt	—	0.7	0.7	n.m.
Other (income) expense, net	—	(0.1)	(0.1)	n.m.
Total interest and other (income) expense	20.7	13.0	(7.7)	(37.2)%
Income before income taxes	9.6	31.1	21.5	224.0%
Income tax expense	4.0	11.3	7.3	182.5%
Net income	$5.6	$19.8	$14.2	253.6%
Adjusted EBITDA	$58.2	$67.4	$9.2	15.8%
Adjusted Net Income	$24.5	$34.8	$10.3	42.0%

Revenue

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Revenue
Product	$626.4	$628.6	$2.2	0.4%
Service	111.3	136.4	25.1	22.6%
Total revenue	$737.7	$765.0	$27.3	3.7%
Total revenue increased $27.3 million, or 3.7%, to $765.0 million for the three months ended September 30, 2017, compared to total revenue of $737.7 million for the three months ended September 30, 2016. The increase in total revenue resulted from an increase in client demand across both Cloud and Security solutions along with a higher proportion of services as part of our solutions. This was partially offset by a decline in Digital Infrastructure solutions as we continue to experience a trend of our customers migrating to multi-cloud based solution offerings.
Revenue from sales of product increased $2.2 million, or 0.4%, to $628.6 million for the three months ended September 30, 2017, compared to product revenue of $626.4 million for the three months ended September 30, 2016. Revenue from sales of services increased $25.1 million, or 22.6%, to $136.4 million for the three months ended September 30, 2017, compared to service revenue of $111.3 million for the three months ended September 30, 2016. The double digit increase in service revenue reflects the need of our clients for our technical expertise and our ability to partner with our vendors to engage clients on all of their IT transformation projects. In the quarter, several large vendor partner engagements contributed to the overall growth in services revenue.

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Revenue by solution area
Cloud	$111.7	$135.5	$23.8	21.3%
Security	66.7	109.0	42.3	63.4%
Digital Infrastructure	559.3	520.5	(38.8)	(6.9)%
Total revenue	$737.7	$765.0	$27.3	3.7%
Cloud revenue increased $23.8 million, or 21.3%, to $135.5 million in the three months ended September 30, 2017, compared to $111.7 million for the three months ended September 30, 2016, driven by strong demand for Presidio’s private and multi-cloud solutions including converged/hyperconverged private cloud solutions alongside solutions leveraging public software-as-a-service ("SaaS"), infrastructure-as-a-service ("IaaS") and hyper scale providers.   Customers are increasingly looking to leverage best of breed solutions in the multi-cloud world especially around data center modernization and IT transformation driving strong consumption of our product offerings and lifecycle services including manage and operate services for private and public cloud solutions. Growth was strongest with our middle-market clients, driven by information technology clients, as well as manufacturing and transportation clients.
Security revenue increased $42.3 million, or 63.4%, to $109.0 million in the three months ended September 30, 2017, compared to $66.7 million in the three months ended September 30, 2016 as continued high profile security breaches have driven strong demand for our security solutions. As the security world becomes increasingly complex, customers are turning to security experts like Presidio for advanced security solutions and management.  Our NGRM provides our customers unique insight into their security posture along with key gaps and remediation recommendations. This in turn drives advanced security products and technologies as customers look to remediate security gaps. We are seeing growth across our portfolio of security services and technology partners driven by higher demand in middle-market and large clients. In the middle-market, education and healthcare clients experienced strong growth, while in the large client sector our growth was driven by financial services and retail clients.

Digital Infrastructure revenue decreased $38.8 million, or 6.9%, to $520.5 million in the three months ended September 30, 2017 compared to $559.3 million in the three months ended September 30, 2016. The decline was led by a move towards multi-cloud solutions from traditional infrastructure. Middle-market clients experienced the most pronounced shift away from core infrastructure solutions, particularly with education and professional services clients.
Gross Margin

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Gross margin
Product gross margin	$126.9	$130.6	$3.7	2.9%
Service gross margin	21.7	25.8	4.1	18.9%
Gross margin	$148.6	$156.4	$7.8	5.2%
Product gross margin %	20.3%	20.8%		0.5%
Service gross margin %	19.5%	18.9%		(0.6)%
Total gross margin %	20.1%	20.4%		0.3%

Total gross margin increased $7.8 million, or 5.2%, to $156.4 million for the three months ended September 30, 2017, as compared to $148.6 million for the three months ended September 30, 2016, a result of an increase in total revenue of 3.7% between periods and the impact of an expansion of product margins that was partly offset by lower services margins. As a percentage of total revenue, total gross margin increased 30 basis points to 20.4% for the three months ended September 30, 2017, up from 20.1% of revenue for the three months ended September 30, 2016.
Product gross margin increased $3.7 million, or 2.9%, to $130.6 million for the three months ended September 30, 2017, as compared to $126.9 million for the three months ended September 30, 2016. Product gross margin as a percentage of revenue was 20.8% for the three months ended September 30, 2017, an increase of 50 basis points from 20.3% for the three months ended September 30, 2016. The increase in gross margin percentage was due to expanding margins in data center and networking infrastructure technologies as well as an increased margin generated from software subscription solution sales.
Service gross margin increased $4.1 million, or 18.9%, to $25.8 million for the three months ended September 30, 2017, as compared to $21.7 million for the three months ended September 30, 2016. Services gross margin as a percentage of revenue was 18.9% for the three months ended September 30, 2017, a decrease of 60 basis points from 19.5% for the three months ended September 30, 2016. Strong revenue growth in vendor partner services at low margin percentage more than offset gross margin percent expansion from improved performance in utilized hours of our engineers and reduced investments required to bring to market new cloud-related service offerings.
Operating Expenses

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Operating expenses
Selling expenses	$67.5	$65.6	$(1.9)	(2.8)%
General and administrative expenses	27.0	25.7	(1.3)	(4.8)%
Selling, general and administrative expenses	94.5	91.3	(3.2)	(3.4)%
Transaction costs	3.4	0.4	(3.0)	(88.2)%
Depreciation and amortization	20.4	20.6	0.2	1.0%
Total operating expenses	$118.3	$112.3	$(6.0)	(5.1)%
Selling, general and administrative expenses % of total revenue	12.8%	11.9%		(0.9)%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A decreased $3.2 million, or 3.4%, to $91.3 million during the three months ended September 30, 2017, as compared to $94.5 million for the three months ended September 30, 2016. The decrease in SG&A was primarily attributed to $1.8 million of lower incentive compensation attributed to improved compensation plans, as well as, a reduction in administrative personnel. The 3.7% revenue growth combined with the 3.4% decline in SG&A expenses resulted in SG&A as a percentage of revenue improving 90 basis points from 12.8% of revenue for the three months ended September 30, 2016 to 11.9% for three months ended September 30, 2017.
Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities and declined by $3.0 million to $0.4 million in the three months ended September 30, 2017.
Interest and Other (Income) Expense

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Interest and other (income) expense
Interest expense	$20.7	$12.4	$(8.3)	(40.1)%
Loss on extinguishment of debt	—	0.7	0.7	n.m.
Other (income) expense, net	—	(0.1)	(0.1)	n.m.
Total interest and other (income) expense	$20.7	$13.0	$(7.7)	(37.2)%

Interest and other (income) expense decreased $7.7 million, or 37.2%, to $13.0 million for the three months ended September 30, 2017, from $20.7 million in the three months ended September 30, 2016 primarily due to lower interest expense on outstanding debt. The $8.3 million decline in interest expense for the three months ended September 30, 2017 resulted from $5.5 million of lower interest expense associated with the Company’s Senior Notes and Senior Subordinated Notes that were redeemed and repurchased in the Company’s March 2017 initial public offering and $2.8 million of lower interest expense associated with the Company’s term loan facility reflecting the impact of a lower average interest rate on our outstanding debt in the current period and a reduction in the outstanding principal due to voluntary prepayments.

Income Tax Expense

	Three months ended September 30, 2016	Three months ended September 30, 2017	Change
(in millions)			$	%
Income before income taxes	$9.6	$31.1	$21.5	224.0%
Income tax expense	4.0	11.3	7.3	182.5%
Net income	$5.6	$19.8	$14.2	253.6%
The income tax expense of $11.3 million in the three months ended September 30, 2017 increased $7.3 million from $4.0 million of income tax expense in the three months ended September 30, 2016. The effective tax rate was 36.3% in the three months ended September 30, 2017 compared to 41.7% in the three months ended September 30, 2016. The effective tax rates were impacted by lower impact of permanent tax differences on higher pre-tax book income, as well as the favorable 3.9% impact of the excess benefit on share-based compensation.
Adjusted EBITDA
Adjusted EBITDA increased $9.2 million, or 15.8%, to $67.4 million for the three months ended September 30, 2017, from $58.2 million for the three months ended September 30, 2016, driven by gross margin percent expansion and efficiencies gained in selling, general and administrative expenses as described above. Adjusted EBITDA margin was 8.8% for the three months ended September 30, 2017 compared to 7.9% for the three months ended September 30, 2016.
Adjusted Net Income
Adjusted Net Income increased $10.3 million, or 42.0%, to $34.8 million for the three months ended September 30, 2017, from $24.5 million in the three months ended September 30, 2016, resulting from the growth in Adjusted EBITDA along with the impact of lower interest expense in the period, largely associated with the repurchase and redemption of our Senior and Subordinated Notes as part of the IPO, as well as voluntary term loan pre-payments as we continued our focus on deleveraging the business.

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
Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Net cash provided by (used in)
Operating activities	$20.8	$83.6
Investing activities	(34.0)	(32.5)
Net change in accounts payable — floor plan	4.9	(49.2)
Other financing activities	23.0	(4.5)
Financing activities	27.9	(53.7)
Net increase (decrease) in cash and cash equivalents	$14.7	$(2.6)
Operating Activities
Net cash provided by operating activities consist of net income adjusted for noncash items, such as depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, losses on extinguishment of debt or disposals of businesses and for changes in net working capital assets and liabilities. The cash impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primarily driver of changes in our working capital.
Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Impact of tax deductible goodwill and intangible assets	$3.0	$3.0
Three months ended September 30, 2017: Net cash provided by operating activities for the three months ended September 30, 2017 was $83.6 million. This was primarily attributed to net income of $19.8 million adjusted for: $18.4 million of intangible amortization expense, $3.6 million of total property and equipment depreciation expense, $1.3 million of amortization of debt issuance costs, $0.7 million of losses on extinguishment of debt, $0.8 million of share-based compensation expense and a $44.8 million decrease in our working capital components, partially offset by a $5.6 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in cash disbursements for accounts payable — trade partially offset by an increase in cash disbursements for accrued expenses and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.
Three months ended September 30, 2016: Net cash provided by operating activities for the three months ended September 30, 2016 was $20.8 million. This was primarily attributed to net income of $5.6 million adjusted for: $18.4 million of intangible amortization expense, $3.4 million for total property and equipment depreciation expense, $1.7 million of amortization of debt issuance costs, a $4.6 million deferred income tax benefit offset by a net $3.2 million increase in our working capital components. The net increase in our working capital components was primarily driven by an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters and a decrease in accrued interest on our Notes due to the semi-annual payment paid by us in our first and third fiscal quarters, mostly offset by the net impact of higher cash collections of receivables compared to the disbursements for accounts payable and accrued expenses.
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
Three months ended September 30, 2017: Net cash used in investing activities for the three months ended September 30, 2017 was $32.5 million. Cash was primarily used for additional investments in discounted client equipment leases of $19.7 million in support of our business, $9.5 million related to an acquisition and the purchase of property and equipment of $4.7 million.
Three months ended September 30, 2016: Net cash used in investing activities for the three months ended September 30, 2016 was $34.0 million. Cash was primarily used for additional investments in discounted client equipment leases of $34.3 million in support of our business and the purchase of property and equipment of $3.3 million, partially offset by proceeds received from our leasing assets of $3.3 million.
Financing Activities
Net cash flows from financing activities is primarily associated with cash activity associated with our capitalization, including debt and equity activity, cash flow associated with discounting client leases and activity on our accounts payable floor plan facility.
Three months ended September 30, 2017: Net cash used in financing activities for the three months ended September 30, 2017 was $53.7 million, comprised of a $49.2 million reduction in accounts payable — floor plan and $4.5 million of other financing activities. The $4.5 million of other financing activities was primarily the result of $17.8 million in proceeds from discounting financing receivables and $2.9 million of proceeds from issuance of common stock under share-based compensation plans, more than offset by $25.0 million in repayments on term loans and $0.2 million of retirements of discounted financing receivables.
Three months ended September 30, 2016: Net cash provided by financing activities for the three months ended September 30, 2016 was $27.9 million, comprised of a $4.9 million increase in accounts payable — floor plan and $23.0 million of other financing activities. The $23.0 million of other financing activities was primarily the result of $33.9 million in proceeds from discounting financing receivables, partly offset by repayments of $5.0 million on the receivables securitization facility and $1.8 million on our term loan facility and $4.1 million of retirements of discounted financing receivables.
Liquidity
We generally fund our short- and long-term liquidity needs through the use of cash flows from operations, utilization of the extended payment terms on our accounts payable-floor plan facility and the available credit on our revolving credit facility, accounts receivable securitization facility and long-term debt.

Our management regularly monitors certain liquidity measures to monitor performance. We believe that the most important of those measures include net debt, net working capital ratio, available liquidity, and free cash flow.

(in millions, except ratio data)	June 30, 2017		September 30, 2017
Net debt	$724.1		$701.7
Net working capital ratio	1.00	x	1.00	x
Available liquidity	$251.5		$323.4

(in millions)	Three months ended September 30, 2016	Three months ended September 30, 2017
Free cash flow	$20.9	$29.0
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. For the three months ended September 30, 2017, we were able to reduce our debt using cash from operations. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of September 30, 2017 and June 30, 2017 (in millions):

	June 30, 2017	September 30, 2017
Total long-term debt, net of debt issuance costs	$730.7	$707.5
Unamortized debt issuance costs	20.9	19.1
Cash and cash equivalents	(27.5)	(24.9)
Net debt	$724.1	$701.7
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.00x and 1.00x as of September 30, 2017 and June 30, 2017, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of June 30, 2017 and September 30, 2017 (in millions):

	June 30, 2017	September 30, 2017
Cash and cash equivalents	$27.5	$24.9
Availability under the revolving credit facility	48.5	48.5
Availability under the receivables securitization facility	175.5	250.0
Available liquidity	$251.5	$323.4

Available liquidity increased from $251.5 million at June 30, 2017 to $323.4 million at September 30, 2017 primarily as a result of increased availability under our receivables securitization facility associated with an increase in receivables available to be used as collateral.

The following table presents amounts outstanding under our primary sources of liquidity as of September 30, 2017 and June 30, 2017 (in millions):

	June 30, 2017	September 30, 2017
Cash and cash equivalents	$27.5	$24.9
Accounts payable—floor plan facility	$264.9	$215.7
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2022	626.6	601.6
Senior Notes, 10.25% due February 2023	125.0	125.0
Total long-term debt	$751.6	$726.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to include: (i) the impact of net borrowings (repayments) on floor plan facility, (ii) the aggregate net cash impact of our leasing business and (iii) the purchases of property and equipment.

The following table presents reconciliation of free cash flow from Net cash provided by operating activities for the three months ended September 30, 2016 and 2017 (in millions):

	Three months ended September 30, 2016	Three months ended September 30, 2017
Net cash provided by operating activities	$20.8	$83.6
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	4.9	(49.2)
Additions of equipment under sales-type and direct financing leases	(34.3)	(19.7)
Proceeds from collection of financing receivables	3.3	1.1
Additions to equipment under operating leases	(0.5)	(0.3)
Proceeds from disposition of equipment under operating leases	0.2	0.6
Proceeds from the discounting of financing receivables	33.9	17.8
Retirements of discounted financing receivables	(4.1)	(0.2)
Purchases of property and equipment	(3.3)	(4.7)
Total adjustments	0.1	(54.6)
Free cash flow	$20.9	$29.0
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
Commitments and Contingencies
See the information set forth in Note 10 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We have $1.5 million of outstanding letters of credit on our revolver facility as of each of September 30, 2017 and June 30, 2017. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
Except as described under Note 1 (Recent Accounting Pronouncements Adopted During the Period) to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q, our accounting policies have not changed from those reported in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of the June 30, 2017 Annual Report on Form 10-K.
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
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
We are involved in various claims and legal actions that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, in the opinion of management the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity. The information set forth in Note 10, Commitments and Contingencies, to the consolidated financial statements is incorporated by reference herein.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017	S-8	3.2	3/13/2017
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Filed herewith.
**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: November 6, 2017	By:	/s/ PAUL FLETCHER
Paul Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)