Form 10-Q
period 2017-12-31
Presidio, Inc.
filed 2018-02-08
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
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

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2018, there were 91,945,460 shares of common stock, $0.01 par value, outstanding.

PRESIDIO, INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2017	As of December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$27.5	$20.7
Accounts receivable, net	576.3	547.5
Unbilled accounts receivable, net	159.8	194.5
Financing receivables, current portion	84.2	82.2
Inventory	27.7	29.9
Prepaid expenses and other current assets	63.4	63.5
Total current assets	938.9	938.3
Property and equipment, net	32.1	34.1
Financing receivables, less current portion	113.6	113.3
Goodwill	781.5	784.1
Identifiable intangible assets, net	751.9	719.0
Other assets	32.7	33.0
Total assets	$2,650.7	$2,621.8
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	350.5	433.2
Accounts payable – floor plan	264.9	199.6
Accrued expenses and other current liabilities	216.3	190.8
Discounted financing receivables, current portion	79.9	77.7
Total current liabilities	911.6	901.3
Long-term debt, net of debt issuance costs and current maturities	730.7	684.3
Discounted financing receivables, less current portion	104.7	99.0
Deferred income tax liabilities	270.4	181.6
Other liabilities	30.4	26.8
Total liabilities	2,047.8	1,893.0
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at December 31, 2017 and June 30, 2017	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 91,821,644 shares issued and outstanding at December 31, 2017 and 90,969,919 shares issued and outstanding at June 30, 2017	0.9	0.9
Additional paid-in capital	625.3	632.3
Retained earnings (accumulated deficit)	(23.3)	95.6
Total stockholders’ equity	602.9	728.8
Total liabilities and stockholders’ equity	$2,650.7	$2,621.8

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Revenue
Product	$612.2	$540.3	$1,238.6	$1,168.9
Service	109.6	121.3	220.9	257.7
Total revenue	721.8	661.6	1,459.5	1,426.6
Cost of revenue
Product	491.5	431.6	991.0	929.7
Service	87.4	92.6	177.0	203.2
Total cost of revenue	578.9	524.2	1,168.0	1,132.9
Gross margin	142.9	137.4	291.5	293.7
Operating expenses
Selling expenses	66.6	65.3	134.1	130.7
General and administrative expenses	25.8	26.0	52.8	51.7
Transaction costs	2.6	1.7	6.0	2.1
Depreciation and amortization	20.4	21.1	40.8	41.7
Total operating expenses	115.4	114.1	233.7	226.2
Operating income	27.5	23.3	57.8	67.5
Interest and other (income) expense
Interest expense	20.9	12.7	41.6	25.2
Loss on extinguishment of debt	0.8	0.7	0.8	1.4
Other (income) expense, net	0.1	(0.1)	0.1	(0.1)
Total interest and other (income) expense	21.8	13.3	42.5	26.5
Income before income taxes	5.7	10.0	15.3	41.0
Income tax expense (benefit)	2.3	(89.2)	6.3	(77.9)
Net income	$3.4	$99.2	$9.0	$118.9
Earnings per share:
Basic	$0.05	$1.08	$0.13	$1.30
Diluted	$0.05	$1.03	$0.12	$1.23
Weighted-average common shares outstanding:
Basic	71,937,504	91,712,178	71,934,986	91,440,895
Diluted	74,769,907	96,678,815	74,624,390	96,504,207

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six months ended December 31, 2016	Six months ended December 31, 2017
Cash flows from operating activities:
Net income	$9.0	$118.9
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	36.8	37.2
Depreciation of property and equipment in operating expenses	4.0	4.5
Depreciation of property and equipment in cost of revenue	2.8	2.9
Provision for sales returns and credit losses	1.4	0.9
Amortization of debt issuance costs	3.4	2.6
Loss on extinguishment of debt	0.8	1.4
Noncash lease income	(1.7)	(2.2)
Share-based compensation expense	1.0	2.6
Deferred income tax benefit	(9.3)	(88.9)
Other	0.2	0.1
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(49.1)	(4.6)
Inventory	8.3	(2.2)
Prepaid expenses and other assets	(18.1)	0.4
Accounts payable – trade	75.3	80.7
Accrued expenses and other liabilities	18.5	(29.7)
Net cash provided by operating activities	83.3	124.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)
Proceeds from collection of escrow related to acquisition of business	0.6	0.2
Additions of equipment under sales-type and direct financing leases	(63.9)	(49.7)
Proceeds from collection of financing receivables	7.7	2.2
Additions to equipment under operating leases	(0.8)	(1.2)
Proceeds from disposition of equipment under operating leases	0.5	0.7
Purchases of property and equipment	(6.7)	(7.2)
Net cash used in investing activities	(62.6)	(64.5)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	0.1	4.5
Proceeds from the discounting of financing receivables	66.1	47.0
Retirements of discounted financing receivables	(4.3)	(2.5)
Net repayments on the receivables securitization facility	(5.0)	—
Deferred financing costs	—	(0.6)
Repayments of term loans	(28.7)	(50.0)
Net change in accounts payable — floor plan	(36.4)	(65.3)
Net cash used in financing activities	(8.2)	(66.9)
Net increase (decrease) in cash and cash equivalents	12.5	(6.8)
Cash and cash equivalents:
Beginning of the period	33.0	27.5
End of the period	$45.5	$20.7
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$37.4	$22.6
Income taxes, net of refunds	$1.7	$22.9
Reduction of discounted lease assets and liabilities	$43.6	$55.1

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statement of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2017	—	$—	90,969,919	$0.9	$625.3	$(23.3)	$602.9
Common stock issued under share-based compensation plans	—	—	851,725	—	4.4	—	4.4
Net income	—	—	—	—	—	118.9	118.9
Share-based compensation expense	—	—	—	—	2.6	—	2.6
Balance, December 31, 2017	—	$—	91,821,644	$0.9	$632.3	$95.6	$728.8

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

Public Offerings

On March 15, 2017, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017, pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.

On November 21, 2017, the Company completed a secondary public offering of 8,000,000 shares of the Company’s common stock, held by certain funds affiliated with Apollo Global Management, LLC (the “Selling Stockholder”) at a price to the public of $14.25 per share. In addition, the underwriters purchased an additional 1,200,000 shares of common stock from the Selling Stockholder. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.9 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the three and six months ended December 31, 2017.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission ("SEC") rules and regulations for interim reporting periods. The consolidated financial statements do not include all disclosures normally made in annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017. All financial information presented in the financial statements and notes herein is presented in millions except for share and per-share information and percentages.

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All other adjustments are of a normal recurring nature.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The Company has evaluated subsequent events through the issue date of these consolidated financial statements. See Note 17 for further information on subsequent events.

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

Recent Accounting Pronouncements Adopted During the Fiscal Year

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which restricts the valuation of inventory to the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard has an effective date for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the three months ended September 30, 2017. The adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncements not yet adopted as of December 31, 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), along with subsequent clarifying ASUs, which outline a single, comprehensive model for accounting for revenue from contracts with customers. Under the standard, revenue is to be recognized upon the transfer of promised goods or services to a customer, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard, as amended, is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.

The standard allows entities to apply the standard retrospectively to each prior reporting period presented ("full retrospective adoption") or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application ("modified retrospective adoption"). The Company has formed an implementation committee and engaged external advisors to assist in evaluating the potential differences compared to existing GAAP and to assist in the implementation process associated with the adoption of this standard. The Company's analysis and evaluation of the new standard will continue through the standard's effective date as the significant number of customers and related terms and conditions of our contracts must be reviewed. The Company is still evaluating both the full retrospective and modified retrospective options and their effect on the Company's financial statements and business and an adoption method has not yet been elected. We plan to adopt ASU 2014-09 on its effective date beginning July 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

Note 2.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2017	December 31, 2017
Partner incentive program receivable	$26.2	$23.2
Prepaid income taxes	—	4.6
Deferred product costs and other current assets	37.2	35.7
Total prepaid expenses and other current assets	$63.4	$63.5

Note 3.         Financing Receivables and Operating Leases

The Company records the lease receivables related to sales-type or direct financing leases as financing receivables, and the related liability resulting from discounting customer payment streams as discounted financing receivables, in the Company’s consolidated balance sheets. Discounted customer payment streams are typically collateralized by a security interest in the underlying assets being leased.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of December 31, 2017 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$198.4	$2.3	$200.7
Estimated net residual values	—	6.8	6.8
Unearned income	(10.8)	(0.8)	(11.6)
Provision for credit losses	—	(0.4)	(0.4)
Total, net	$187.6	$7.9	$195.5
Reported as:
Current	$79.8	$2.4	$82.2
Long-term	107.8	5.5	113.3
Total, net	$187.6	$7.9	$195.5
Discounted financing receivables:
Nonrecourse	$175.8	$—	$175.8
Recourse	—	—	—
Total	$175.8	$—	$175.8
Reported as:
Current	$77.0	$—	$77.0
Long-term	98.8	—	98.8
Total	$175.8	$—	$175.8

The discounted financing receivables associated with sales-type and direct financing type leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with operating leases which is discussed below.

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of other assets in the consolidated balance sheets and were as follows (in millions):

	June 30, 2017	December 31, 2017
Equipment under operating leases	$4.6	$3.6
Accumulated depreciation	(2.9)	(1.5)
Total equipment under operating leases, net	$1.7	$2.1

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.4 million and $0.5 million for the three months ended December 31, 2017 and 2016, respectively, and $0.7 million and $1.0 million for the six months ended December 31, 2017 and 2016, respectively.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2017	December 31, 2017
Discounted operating leases:
Current	$0.7	$0.6
Noncurrent	0.2	0.2
Total	$0.9	$0.8

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The discounted financing receivables associated with operating leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 4.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2017	December 31, 2017
Furniture and fixtures	3 to 7 years	$5.3	$5.6
Equipment	3 to 7 years	22.2	27.5
Software	3 years	19.9	21.9
Leasehold improvements	Life of lease	13.3	14.3
Total property and equipment		60.7	69.3
Accumulated depreciation and amortization		(28.6)	(35.2)
Total property and equipment, net		$32.1	$34.1

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.3 million and $2.0 million for the three months ended December 31, 2017 and 2016, respectively, and $4.5 million and $4.0 million for the six months ended December 31, 2017 and 2016, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and managed cloud contracts that is included in cost of service revenue within the Company’s consolidated statements of operations was $1.1 million and $0.9 million for the three months ended December 31, 2017 and 2016, respectively, and $2.2 million and $1.8 million for the six months ended December 31, 2017 and 2016, respectively.

Note 5.         Goodwill and Identifiable Intangible Assets

Goodwill

As described in Note 1, we completed an acquisition during the three months ended September 30, 2017 that was immaterial to the consolidated financial statements which resulted in a $2.6 million increase in goodwill.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Identifiable intangible assets consisted of the following as of December 31, 2017:

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$707.0	$(195.2)	$511.8
Developed technology	5	3.6	(1.9)	1.7
Trade names	1 – 2	5.6	(5.1)	0.5
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$921.2	$(202.2)	$719.0

Amortization associated with intangible assets was $18.8 million and $18.4 million for the three months ended December 31, 2017 and 2016, respectively, and $37.2 million and $36.8 million for the six months ended December 31, 2017 and 2016, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.2 years and 7.7 years as of December 31, 2017 and June 30, 2017, respectively.

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

Based on the finite-lived intangible assets recorded at December 31, 2017, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2018 (remaining six months)	$36.4
2019	71.9
2020	71.7
2021	71.1
2022	71.1
2023 and thereafter	191.8
Total	$514.0

Note 6.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of December 31, 2017 and June 30, 2017, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $199.6 million and $264.9 million as of December 31, 2017 and June 30, 2017, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 7.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2017	December 31, 2017
Accrued compensation	$64.5	$56.4
Accrued interest	11.7	11.5
Accrued equipment purchases/vendor expenses	78.3	62.5
Accrued income taxes	7.3	—
Accrued non-income taxes	7.4	10.2
Customer deposits	5.1	3.4
Unearned revenue	40.0	44.6
Other accrued expenses and current liabilities	2.0	2.2
Total accrued expenses and other current liabilities	$216.3	$190.8

Note 8.         Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2017	December 31, 2017
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2022	626.6	576.6
Senior notes, 10.25% due February 2023	125.0	125.0
Total long-term debt	751.6	701.6
Unamortized debt issuance costs	(20.9)	(17.3)
Total long-term debt, net of debt issuance costs	$730.7	$684.3
Reported as:
Current	$—	$—
Long-term	730.7	684.3
Total long-term debt, net of debt issuance costs	$730.7	$684.3

As of December 31, 2017, there were no outstanding borrowings on the revolving credit facility and there were $1.5 million in letters of credit outstanding. The Company was in compliance with the covenants and had $48.5 million available for borrowings under the facility as of December 31, 2017.

Receivables Securitization Facility

On November 28, 2017, the Company entered into Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty which, among other things, extended the maturity of the facility to November 28, 2020. The Company incurred $0.6 million in deferred financing costs associated with this amendment.

As of December 31, 2017, there were no outstanding borrowings under the receivables securitization facility. The Company had $240.6 million available under the receivables securitization facility based on the collateral available as of December 31, 2017.

February 2015 Term Loan

On August 8, 2017, the Borrowers entered into Amendment No. 5 to that certain Credit Agreement, dated as of February 2, 2015 (as previously amended, amended and restated, supplemented or otherwise modified, the "Credit Agreement") to, among other things, revise certain reporting requirements thereunder.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

During the three and six months ended December 31, 2017, the Company made aggregate voluntary prepayments of $25.0 million and $50.0 million, respectively, on the term loan, resulting in a $0.7 million and $1.4 million loss on extinguishment of debt, respectively, in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

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

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2017 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$626.6	$—	$627.4	$—
Senior notes	125.0	—	138.8	—
Total	$751.6	$—	$766.2	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of December 31, 2017 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$576.6	$—	$578.0	$—
Senior notes	125.0	—	135.7	—
Total	$701.6	$—	$713.7	$—

The fair value of the Company’s term loans and 10.25% Senior Notes due 2023 (the "Senior Notes") are estimated based on quoted market prices for the debt which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans and Senior Notes exclude unamortized debt issuance costs.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

As this matter is ongoing, the Company is unable to determine the likely outcome and is unable to reasonably estimate a range of loss, if any, at this time. Accordingly, no provision for this matter has been recorded.

Note 11.     Share-based Compensation

During the six months ended December 31, 2017, the Company did not issue any equity awards pursuant to the Company's Amended and Restated 2015 Long-Term Incentive Plan (the "2015 LTIP"). During the six months ended December 31, 2017, the Company granted 203,000 service-based non-qualified stock options that vest in four equal installments on each of the first four anniversaries of the grant date and 150,000 service-based restricted stock units that vest in two equal installments over a two-year period; all of which were issued pursuant to the Company's 2017 Long-Term Incentive Plan (the "2017 LTIP").

During the six months ended December 31, 2017, there were 693,820 service-based and rolled options exercised and 328,658 service-based and rolled options expired or forfeited. As of December 31, 2017, 5,982,113 service-based and rolled options were outstanding, of which 2,086,608 were vested.

During the six months ended December 31, 2017, there were 359,998 performance-based and market-based options forfeited. As of December 31, 2017, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 3,093,038 options outstanding were unvested.

As of December 31, 2017, there were 1,342,095 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On December 31, 2017, the Company held $0.4 million of contributions made by employees that were used to purchase 22,078 shares under the ESPP on January 5, 2018.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recorded in our operating expenses, as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Selling expenses	$0.2	$0.3	$0.4	$0.7
General and administrative expenses	0.3	1.4	0.6	1.9
Total	$0.5	$1.7	$1.0	$2.6

As of December 31, 2017, there was $9.0 million of unrecognized share-based compensation expense, $7.4 million of which relates to service-based awards from the 2015 LTIP and 2017 LTIP grants and $1.6 million of which relates to the restricted stock unit grants.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 12.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Numerator:
Earnings	$3.4	$99.2	$9.0	$118.9
Denominator:
Weighted-average shares – basic	71,937,504	91,712,178	71,934,986	91,440,895
Effect of dilutive securities:
Share-based awards	2,832,403	4,966,637	2,689,404	5,063,312
Weighted-average shares – diluted	74,769,907	96,678,815	74,624,390	96,504,207
Earnings per share:
Basic	$0.05	$1.08	$0.13	$1.30
Diluted	$0.05	$1.03	$0.12	$1.23

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Share-based awards excluded from EPS because of anti-dilution	482,220	1,949,689	482,220	1,949,689
Share-based awards excluded from EPS because performance or market condition had not been met(1)	3,503,554	—	3,503,554	—
Total share-based awards excluded from EPS	3,985,774	1,949,689	3,985,774	1,949,689
___________________________________
(1) For the three and six months ended December 31, 2016, all performance and market-based stock options were excluded from EPS as the performance condition was not considered probable. For the three and six months ended December 31, 2017, the performance condition for all performance and market-based stock options had been deemed met due to the completion of the Company's IPO. As a result, the performance and market-based stock options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on December 31, 2017 as if it was the end of the contingency period.

Note 13.     Income Taxes

Recent U.S. federal income tax legislation, commonly referred to as the The Tax Cuts and Jobs Act (“the TCJA”), was enacted on December 22, 2017 which, among other things, reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective on January 1, 2018. The rate change is administratively effective at the beginning of Presidio’s fiscal year, resulting in a blended rate of 28.1% for the fiscal year ending June 30, 2018, which is accounted for in the interim and annual periods that include December 22, 2017. As the Company has a June 30 fiscal year-end, the U.S. federal corporate tax rate for our fiscal year ended June 30, 2019 will be 21.0%.

The Company recognized provisional amounts of $89.2 million of income tax benefit for the three months ended December 31, 2017 relating to the re-measurement of deferred tax asset and liability balances due to the change in tax rates enacted in the period. The Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances. The changes included in the TCJA are broad and complex and could materially affect the estimates recorded for the quarter, due to, among other things, changes in legislative interpretations or further guidance issued on

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

the application of certain provisions of the TCJA. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts.
The Company recorded an income tax benefit for the three and six months ended December 31, 2017 of $89.2 million and $77.9 million, respectively, compared to income tax expense for the three and six months ended December 31, 2016 of $2.3 million and $6.3 million, respectively. The Company's effective tax rates for the three and six months ended December 31, 2017 were (892.0)% and (190.0)%, compared to the three and six months ended December 31, 2016 of 39.7% and 41.6%, respectively.

The Company’s effective tax rates differed from the U.S. federal statutory tax rate primarily due to the $89.2 million impact of revaluation of deferred tax asset and liability balances, or (892.0)% and (217.6)% effective tax rate impact for the three months and six months ended December 31, 2017, respectively. The other drivers of the differences in our effective tax rates from the U.S. federal statutory tax rates include state taxes: the favorable excess tax benefit deduction for the three and six months ended December 31, 2017 related to share-based compensation of $0.9 million and $2 million, respectively: and a $2.2 million adjustment recorded in the three months ended December 31, 2017 to adjust our statutory federal tax rate from 35.0% to 28.1%.

Note 14.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or our directors of $0.3 million and $1.9 million for the three months ended December 31, 2017 and 2016, respectively, and $0.9 million and $2.1 million for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and June 30, 2017, the outstanding receivables associated with parties affiliated with Apollo or our directors were $0.4 million and $1.7 million, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended December 31, 2017 and 2016, respectively, and $0.2 million for both the six months ended December 31, 2017 and 2016, respectively.

Note 15.     Segment Information

Geographic Areas

Revenue earned by the Company from customers outside of the United States is not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

Revenue by Solution Area

The following table presents total revenue by solution area (in millions):

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Cloud	$136.4	$108.9	$248.1	$244.4
Security	69.8	85.3	136.5	194.3
Digital Infrastructure	515.6	467.4	1,074.9	987.9
Total revenue	$721.8	$661.6	$1,459.5	$1,426.6

The type of solution sold by the Company to its customers is based upon internal classifications.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 16.     Supplemental Consolidating Information

The following financial statements set forth condensed consolidating financial information for the Company. The condensed consolidating financial information presents Presidio, Inc. on a standalone basis, Presidio Holdings Inc. and subsidiaries on a consolidated basis as borrowers or guarantors of the Credit Agreement and that certain Indenture, dated as of February 2, 2015 (as amended, supplemented or otherwise modified from time to time, the "Indenture"), by and among Presidio Holdings, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, and the consolidating intercompany adjustments between the entities.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1.0	$19.7	$—	$20.7
Accounts receivable, net	—	547.5	—	547.5
Unbilled accounts receivable, net	—	194.5	—	194.5
Financing receivables, current portion	—	82.2	—	82.2
Inventory	—	29.9	—	29.9
Prepaid expenses and other current assets	1.7	66.8	(5.0)	63.5
Total current assets	2.7	940.6	(5.0)	938.3
Property and equipment, net	—	34.1	—	34.1
Deferred tax asset	1.6	—	(1.6)	—
Financing receivables, less current portion	—	113.3	—	113.3
Goodwill	—	784.1	—	784.1
Identifiable intangible assets, net	—	719.0	—	719.0
Other assets	730.4	33.0	(730.4)	33.0
Total assets	$734.7	$2,624.1	$(737.0)	$2,621.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	—	433.2	—	433.2
Accounts payable – floor plan	—	199.6	—	199.6
Accrued expenses and other current liabilities	5.9	189.9	(5.0)	190.8
Discounted financing receivables, current portion	—	77.7	—	77.7
Total current liabilities	5.9	900.4	(5.0)	901.3
Long-term debt, net of debt issuance costs and current maturities	—	684.3	—	684.3
Discounted financing receivables, less current portion	—	99.0	—	99.0
Deferred income tax liabilities	—	183.2	(1.6)	181.6
Other liabilities	—	26.8	—	26.8
Total liabilities	5.9	1,893.7	(6.6)	1,893.0
Total stockholders’ equity	728.8	730.4	(730.4)	728.8
Total liabilities and stockholders’ equity	$734.7	$2,624.1	$(737.0)	$2,621.8

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended December 31, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$721.8	$—	$721.8
Total cost of revenue	—	578.9	—	578.9
Gross margin	—	142.9	—	142.9
Operating expenses
Selling, general and administrative, and transaction costs	—	95.0	—	95.0
Depreciation and amortization	—	20.4	—	20.4
Total operating expenses	—	115.4	—	115.4
Operating income	—	27.5	—	27.5
Interest and other (income) expense
Interest expense	—	20.9	—	20.9
Loss on extinguishment of debt	—	0.8	—	0.8
Other (income) expense, net	(3.4)	0.1	3.4	0.1
Total interest and other (income) expense	(3.4)	21.8	3.4	21.8
Income before income taxes	3.4	5.7	(3.4)	5.7
Income tax expense	—	2.3	—	2.3
Net income	$3.4	$3.4	$(3.4)	$3.4

Condensed Consolidating Statement of Operations
Three months ended December 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$661.6	$—	$661.6
Total cost of revenue	—	524.2	—	524.2
Gross margin	—	137.4	—	137.4
Operating expenses
Selling, general and administrative, and transaction costs	1.0	92.0	—	93.0
Depreciation and amortization	—	21.1	—	21.1
Total operating expenses	1.0	113.1	—	114.1
Operating income (loss)	(1.0)	24.3	—	23.3
Interest and other (income) expense
Interest expense	—	12.7	—	12.7
Loss on extinguishment of debt	—	0.7	—	0.7
Other (income) expense, net	(100.8)	(0.1)	100.8	(0.1)
Total interest and other (income) expense	(100.8)	13.3	100.8	13.3
Income before income taxes	99.8	11.0	(100.8)	10.0
Income tax expense (benefit)	0.6	(89.8)	—	(89.2)
Net income	$99.2	$100.8	$(100.8)	$99.2

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Six months ended December 31, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$1,459.5	$—	$1,459.5
Total cost of revenue	—	1,168.0	—	1,168.0
Gross margin	—	291.5	—	291.5
Operating expenses
Selling, general and administrative, and transaction costs	—	192.9	—	192.9
Depreciation and amortization	—	40.8	—	40.8
Total operating expenses	—	233.7	—	233.7
Operating income	—	57.8	—	57.8
Interest and other (income) expense
Interest expense	—	41.6	—	41.6
Loss on extinguishment of debt	—	0.8	—	0.8
Other (income) expense, net	(9.0)	0.1	9.0	0.1
Total interest and other (income) expense	(9.0)	42.5	9.0	42.5
Income before income taxes	9.0	15.3	(9.0)	15.3
Income tax expense	—	6.3	—	6.3
Net income	$9.0	$9.0	$(9.0)	$9.0

Condensed Consolidating Statement of Operations
Six months ended December 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$1,426.6	$—	$1,426.6
Total cost of revenue	—	1,132.9	—	1,132.9
Gross margin	—	293.7	—	293.7
Operating expenses
Selling, general and administrative, and transaction costs	1.1	183.4	—	184.5
Depreciation and amortization	—	41.7	—	41.7
Total operating expenses	1.1	225.1	—	226.2
Operating income (loss)	(1.1)	68.6	—	67.5
Interest and other (income) expense
Interest expense	—	25.2	—	25.2
Loss on extinguishment of debt	—	1.4	—	1.4
Other (income) expense, net	(120.6)	(0.1)	120.6	(0.1)
Total interest and other (income) expense	(120.6)	26.5	120.6	26.5
Income before income taxes	119.5	42.1	(120.6)	41.0
Income tax expense (benefit)	0.6	(78.5)	—	(77.9)
Net income	$118.9	$120.6	$(120.6)	$118.9

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended December 31, 2016

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by operating activities	$0.2	$83.1	$—	$83.3
Cash flows from investing activities:
Proceeds from collection of escrow related to acquisition of business	—	0.6	—	0.6
Capital contribution to subsidiary	(25.0)	—	25.0	—
Additions of equipment under sales-type and direct financing leases	—	(63.9)	—	(63.9)
Proceeds from collection of financing receivables	—	7.7	—	7.7
Additions to equipment under operating leases	—	(0.8)	—	(0.8)
Proceeds from disposition of equipment under operating leases	—	0.5	—	0.5
Purchases of property and equipment	—	(6.7)	—	(6.7)
Net cash used in investing activities	(25.0)	(62.6)	25.0	(62.6)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share- based compensation plans	0.1	—	—	0.1
Proceeds from the discounting of financing receivables	—	66.1	—	66.1
Retirements of discounted financing receivables	—	(4.3)	—	(4.3)
Net repayments on the receivables securitization facility	—	(5.0)	—	(5.0)
Capital contribution from parent	—	25.0	(25.0)	—
Repayments of term loans	—	(28.7)	—	(28.7)
Net change in accounts payable — floor plan	—	(36.4)	—	(36.4)
Net cash used in financing activities	0.1	16.7	(25.0)	(8.2)
Net increase (decrease) in cash and cash equivalents	(24.7)	37.2	—	12.5
Cash and cash equivalents:
Beginning of the period	26.1	6.9	—	33.0
End of the period	$1.4	$44.1	$—	$45.5

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended December 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(2.0)	$126.6	$—	$124.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)	—	(9.5)
Proceeds from collection of escrow related to acquisition of business	—	0.2	—	0.2
Additions of equipment under sales-type and direct financing leases	—	(49.7)	—	(49.7)
Proceeds from collection of financing receivables	—	2.2	—	2.2
Additions to equipment under operating leases	—	(1.2)	—	(1.2)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(7.2)	—	(7.2)
Net cash used in investing activities	—	(64.5)	—	(64.5)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	2.3	2.2	—	4.5
Proceeds from the discounting of financing receivables	—	47.0	—	47.0
Retirements of discounted financing receivables	—	(2.5)	—	(2.5)
Deferred financing costs	—	(0.6)	—	(0.6)
Repayments of term loans	—	(50.0)	—	(50.0)
Net change in accounts payable — floor plan	—	(65.3)	—	(65.3)
Net cash provided by (used in) financing activities	2.3	(69.2)	—	(66.9)
Net increase (decrease) in cash and cash equivalents	0.3	(7.1)	—	(6.8)
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$1.0	$19.7	$—	$20.7

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 17.     Subsequent Events

On January 5, 2018, Presidio LLC and Presidio Networked Solutions LLC (together, the “Borrowers”), indirect wholly-owned subsidiaries of the Company, entered into an Incremental Assumption Agreement and Amendment No. 6 (the “Amendment”) amending the Credit Agreement, by and among the Borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

Pursuant to the Amendment, the Borrowers (i) refinanced all $576.6 million in aggregate principal amount of term loans outstanding under the Credit Agreement (the “Existing Term Loans”) and (ii) borrowed $140.0 million in aggregate principal amount of incremental term loans, in each case with new term loans (the “New Term Loans”) under the Credit Agreement.

The Amendment provides, among other things, that the New Term Loans will have an interest rate of LIBOR plus 2.75% (with a LIBOR floor of 1.0%) or base rate plus 1.75% (reduced from the interest rates of LIBOR plus 3.25% or base rate plus 2.25% applicable to the Existing Term Loans), and a maturity date of February 2, 2024 (two years longer than the maturity date of the Existing Term Loans). The New Term Loans were issued at a price equal to 99.75% of their face value.

Proceeds from the New Term Loans were used to (i) refinance all of the Existing Term Loans, (ii) redeem all of the $125.0 million outstanding aggregate principal amount of the Senior Notes, in accordance with the optional redemption provisions contained in the Indenture, and (iii) pay the redemption premium on the Senior Notes, accrued and unpaid interest, and other fees and expenses payable in connection with the foregoing.

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
Overview
Presidio is a leading provider of IT solutions to the middle market in North America. We enable business transformation through our expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led, lifecycle model leads to ongoing client engagement. As of June 30, 2017, we served approximately 7,500 middle-market, large, and government organizations across a diverse range of industries.

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
Revenue from leasing arrangements: Revenue recognition for information technology hardware and software products leased to clients is based on the type of the lease. Each lease is classified as either a direct financing lease, sales-type lease or operating lease. The majority of our leases are sales-type leases. At the inception of a sales-type lease, the present value of the non-cancelable rentals is recorded as revenue and equipment costs, less the present value of the estimated residual values, are recorded in cost of revenue. At the inception of an operating lease, the equipment assigned to the lease is recorded at cost as equipment under operating leases presented within other assets in our consolidated balance sheets and is depreciated on a straight-line basis over its useful life. Monthly payments are recorded as revenue within our consolidated statements of operations, with the depreciation expense associated with the equipment recorded in cost of product revenue.

Service revenue: Our service revenue includes consulting and integration services, project management, managed services, and support services and includes:
Revenue for professional services: Revenue for professional services is generally recognized as the services are performed. For time and material service contracts, revenue is recognized at the contractual hourly rates for the hours performed during the period. For fixed price service contracts, revenue is recognized on a proportional performance method based on the labor hours completed compared to the total estimated hours for the scope of work under contract and revenue accrued or deferred as appropriate. Cost of revenue associated with professional services includes the compensation, benefits, and other costs associated with our delivery and project management engineering team, as well as costs charged by subcontractors.
Revenue for managed services: Revenue for managed services is generally recognized on a straight-line basis over the term of the arrangement. We may incur upfront costs associated with professional and managed services including, but not limited to, purchasing third-party support service arrangements and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided as cost of revenue. In addition, cost of revenue includes the compensation, benefits and other costs associated with our managed services engineering team, costs charged by subcontractors, and depreciation of the software used to deliver our managed services and managed cloud contracts.
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

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. In addition to financial information presented in accordance with GAAP, our management uses Adjusted EBITDA and Adjusted Net Income (each which are non-GAAP measures defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or revenue, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.
We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Total revenue	$721.8	$661.6	$1,459.5	$1,426.6
Gross margin	142.9	137.4	291.5	293.7
Net income	3.4	99.2	9.0	118.9
Adjusted EBITDA	54.7	49.4	112.9	116.9
Adjusted EBITDA margin	7.6%	7.5%	7.7%	8.2%
Adjusted Net Income	$22.4	$28.3	$46.9	$63.1
Adjusted EBITDA – Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by our management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense, as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed business. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to total revenue.

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Adjusted EBITDA Reconciliation:
Net income	$3.4	$99.2	$9.0	$118.9
Total depreciation and amortization(1)	21.8	22.6	43.6	44.6
Interest and other (income) expense	21.8	13.3	42.5	26.5
Income tax expense (benefit)	2.3	(89.2)	6.3	(77.9)
EBITDA	49.3	45.9	101.4	112.1
Adjustments:
Share-based compensation expense	0.5	1.8	1.0	2.6
Purchase accounting adjustments(2)	0.2	—	0.6	0.1
Transaction costs(3)	2.6	1.7	6.0	2.1
Other costs(4)	2.1	—	3.9	—
Total adjustments	5.4	3.5	11.5	4.8
Adjusted EBITDA	$54.7	$49.4	$112.9	$116.9

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

(3)
“Transaction costs” (i) of $2.6 million for the three months ended December 31, 2016 includes acquisition-related expenses of $0.7 million related to stay and retention bonuses, $1.7 million related to transaction-related advisory and diligence fees and $0.2 million related to transaction-related legal, accounting and tax fees; (ii) of $1.7 million for the three months ended December 31, 2017 includes acquisition-related expenses of $0.7 million related to stay and retention bonuses and $1.0 million related to transaction-related advisory and diligence fees in connection with the secondary offering of our common stock in November 2017; (iii) of $6.0 million for the six months ended December 31, 2016 includes acquisition expenses of $2.2 million related to stay and retention bonuses, $3.4 million related to transaction-related advisory and diligence fees and $0.4 million related to transaction-related legal, accounting and tax fees; and (iv) of $2.1 million for the six months ended December 31, 2017 includes acquisition-related expenses of $1.0 million related to stay and retention bonuses, $1.0 million related to transaction-related advisory and diligence fees in connection with the secondary offering of our common stock in November 2017 and $0.1 million related to transaction-related legal, accounting and tax fees.

(4)
“Other costs” (i) of $2.1 million for the three months ended December 31, 2016 includes $1.8 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.3 million related to severance charges; and (ii) of $3.9 million for the six months ended December 31, 2016 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.3 million related to severance charges.

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
The reconciliation of Adjusted Net Income from net income for each of the periods presented is as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2016	2017	2016	2017
Adjusted Net Income reconciliation:
Net income	$3.4	$99.2	$9.0	$118.9
Adjustments:
Amortization of intangible assets	18.4	18.8	36.8	37.2
Amortization of debt issuance costs	1.7	1.3	3.4	2.6
Loss on extinguishment of debt	0.8	0.7	0.8	1.4
Share-based compensation expense	0.5	1.8	1.0	2.6
Purchase accounting adjustments	0.2	—	0.6	0.1
Transaction costs	2.6	1.7	6.0	2.1
Other costs	2.1	—	3.9	—
Revaluation of federal deferred taxes	—	(89.2)	—	(89.2)
Income tax impact of adjustments(1)	(7.3)	(6.0)	(14.6)	(12.6)
Total adjustments	19.0	(70.9)	37.9	(55.8)
Adjusted Net Income	$22.4	$28.3	$46.9	$63.1

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

Results of Operations - Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Revenue
Product	$612.2	$540.3	$(71.9)	(11.7)%
Service	109.6	121.3	11.7	10.7%
Total revenue	721.8	661.6	(60.2)	(8.3)%
Cost of revenue
Product	491.5	431.6	(59.9)	(12.2)%
Service	87.4	92.6	5.2	5.9%
Total cost of revenue	578.9	524.2	(54.7)	(9.4)%
Gross margin	142.9	137.4	(5.5)	(3.8)%
Product gross margin	120.7	108.7	(12.0)	(9.9)%
Service gross margin	22.2	28.7	6.5	29.3%
Product gross margin %	19.7%	20.1%		0.4%
Service gross margin %	20.3%	23.7%		3.4%
Total gross margin %	19.8%	20.8%		1.0%
Operating expenses
Selling expenses	66.6	65.3	(1.3)	(2.0)%
General and administrative expenses	25.8	26.0	0.2	0.8%
Transaction costs	2.6	1.7	(0.9)	(34.6)%
Depreciation and amortization	20.4	21.1	0.7	3.4%
Total operating expenses	115.4	114.1	(1.3)	(1.1)%
Selling, general and administrative expenses % of total revenue	12.8%	13.8%		1.0%
Operating income	27.5	23.3	(4.2)	(15.3)%
Interest and other (income) expense
Interest expense	20.9	12.7	(8.2)	(39.2)%
Loss on extinguishment of debt	0.8	0.7	(0.1)	(12.5)%
Other (income) expense, net	0.1	(0.1)	(0.2)	(200.0)%
Total interest and other (income) expense	21.8	13.3	(8.5)	(39.0)%
Income before income taxes	5.7	10.0	4.3	75.4%
Income tax expense (benefit)	2.3	(89.2)	(91.5)	n.m.
Net income	$3.4	$99.2	$95.8	n.m.
Adjusted EBITDA	$54.7	$49.4	$(5.3)	(9.7)%
Adjusted Net Income	$22.4	$28.3	$5.9	26.3%
____________________
n.m. - not meaningful

Revenue

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Revenue
Product	$612.2	$540.3	$(71.9)	(11.7)%
Service	109.6	121.3	11.7	10.7%
Total revenue	$721.8	$661.6	$(60.2)	(8.3)%
Total revenue decreased $60.2 million, or 8.3%, to $661.6 million for the three months ended December 31, 2017, compared to total revenue of $721.8 million for the three months ended December 31, 2016. Our revenue in the period was impacted by delays in the delivery of certain solutions which resulted in a strong increase in our backlog orders believed to be firm as of December 31, 2017. In addition, we experienced a decline in sales to the federal government due to curtailed spending among the specific federal agencies where we have exposure. These trends were partially offset by the continued growth of Security solutions and a higher proportion of services as part of our solutions.
Revenue from sales of product decreased $71.9 million, or 11.7%, to $540.3 million for the three months ended December 31, 2017, compared to product revenue of $612.2 million for the three months ended December 31, 2016. The decline in product revenue is attributable to declines in sales of collaboration and networking infrastructure hardware.
Revenue from sales of services increased $11.7 million, or 10.7%, to $121.3 million for the three months ended December 31, 2017, compared to service revenue of $109.6 million for the three months ended December 31, 2016. The increase in service revenue reflects the increased need of our clients for our technical expertise and our ability to partner with our vendors to engage clients on all of their IT transformation projects, as well as, a significant increase in revenue from our managed services offerings.

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Revenue by solution area
Cloud	$136.4	$108.9	$(27.5)	(20.2)%
Security	69.8	85.3	15.5	22.2%
Digital Infrastructure	515.6	467.4	(48.2)	(9.3)%
Total revenue	$721.8	$661.6	$(60.2)	(8.3)%
Cloud revenue decreased $27.5 million, or 20.2%, to $108.9 million in the three months ended December 31, 2017, compared to $136.4 million for the three months ended December 31, 2016. During the quarter, we saw an increasing number of clients choose Presidio to implement and manage their public cloud instances as part of a multi-cloud solution. This migration results in recurring revenue recognition as previous on-premises instances move to the cloud. The decline in Cloud revenue occurred in both our middle-market and government clients. In the middle-market, decline was driven by healthcare and media, communications, and entertainment clients. State and local government and federal clients experienced a decline in Cloud revenue in the period.
Security revenue increased $15.5 million, or 22.2%, to $85.3 million in the three months ended December 31, 2017, compared to $69.8 million in the three months ended December 31, 2016 as continued high profile data security breaches have driven strong demand for our security solutions. We are seeing growth across our portfolio of security services and technology partners driven by higher demand in middle-market and large clients. In the middle-market, education and energy and utility clients experienced strong growth, while in the large client sector our growth was driven by media, communications, and entertainment and retail clients.

Digital Infrastructure revenue decreased $48.2 million, or 9.3%, to $467.4 million in the three months ended December 31, 2017 compared to $515.6 million in the three months ended December 31, 2016. The decline was led by delayed investment in collaboration and networking technologies, as well as lower revenue generated by our federal government clients. The refresh cycle that will be driven by new innovative product offerings in this space has been slowed by delays in product availability and delivery driving an increase in our revenue backlog at the end of the period.

Gross Margin

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Gross margin
Product gross margin	$120.7	$108.7	$(12.0)	(9.9)%
Service gross margin	22.2	28.7	6.5	29.3%
Gross margin	$142.9	$137.4	$(5.5)	(3.8)%
Product gross margin %	19.7%	20.1%		0.4%
Service gross margin %	20.3%	23.7%		3.4%
Total gross margin %	19.8%	20.8%		1.0%
Total gross margin decreased $5.5 million, or 3.8%, to $137.4 million for the three months ended December 31, 2017, as compared to $142.9 million for the three months ended December 31, 2016, a result of a decrease in total revenue of 8.3% between periods offset by the impact of an expansion of both product and service margins. As a percentage of total revenue, total gross margin increased 100 basis points to 20.8% for the three months ended December 31, 2017, up from 19.8% of revenue for the three months ended December 31, 2016.
Product gross margin decreased $12.0 million, or 9.9%, to $108.7 million for the three months ended December 31, 2017, as compared to $120.7 million for the three months ended December 31, 2016 due to the decline in product revenue of 11.7%. Product gross margin as a percentage of product revenue was 20.1% for the three months ended December 31, 2017, an increase of 40 basis points from 19.7% for the three months ended December 31, 2016. The increase in gross margin percentage was due to an increased mix of revenue from third party support services in relation to hardware sales as we continued to win renewal and takeaway opportunities with our customers.
Service gross margin increased $6.5 million, or 29.3%, to $28.7 million for the three months ended December 31, 2017, as compared to $22.2 million for the three months ended December 31, 2016. Services gross margin as a percentage of revenue was 23.7% for the three months ended December 31, 2017, an increase of 340 basis points from 20.3% for the three months ended December 31, 2016. The primary driver of the increase in total service margins was an increase in utilized hours of our engineers and an increase in bill rate, as well as, improved margins on vendor partner services and reduced investment in new cloud-related service offerings.
Operating Expenses

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Operating expenses
Selling expenses	$66.6	$65.3	$(1.3)	(2.0)%
General and administrative expenses	25.8	26.0	0.2	0.8%
Selling, general and administrative expenses	92.4	91.3	(1.1)	(1.2)%
Transaction costs	2.6	1.7	(0.9)	(34.6)%
Depreciation and amortization	20.4	21.1	0.7	3.4%
Total operating expenses	$115.4	$114.1	$(1.3)	(1.1)%
Selling, general and administrative expenses % of total revenue	12.8%	13.8%		1.0%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A decreased $1.1 million, or 1.2%, to $91.3 million during the three months ended December 31, 2017, as compared to $92.4 million for the three months ended December 31, 2016. The decrease in SG&A was primarily attributed to a reduction in selling and administrative personnel, as well as a reduction in incentive compensation. SG&A as a percentage of revenue increased 100 basis points from 12.8% of revenue for the three months ended December 31, 2016 to 13.8% for three months ended December 31, 2017 due to the 8.3% decline in total revenue.

Interest and Other (Income) Expense

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Interest and other (income) expense
Interest expense	$20.9	$12.7	$(8.2)	(39.2)%
Loss on extinguishment of debt	0.8	0.7	(0.1)	(12.5)%
Other (income) expense, net	0.1	(0.1)	(0.2)	(200.0)%
Total interest and other (income) expense	$21.8	$13.3	$(8.5)	(39.0)%
Interest and other (income) expense decreased $8.5 million, or 39.0%, to $13.3 million for the three months ended December 31, 2017, from $21.8 million in the three months ended December 31, 2016 primarily due to lower interest expense resulting from lower outstanding debt and reduced interest rates on outstanding debt. The $8.2 million decline in interest expense for the three months ended December 31, 2017 resulted from $5.5 million of lower interest expense associated with the Company’s Senior Notes and Senior Subordinated Notes that were redeemed and repurchased in the Company’s March 2017 initial public offering and $3.0 million of lower interest expense associated with the Company’s term loan facility reflecting the impact of a lower average interest rate on our outstanding debt in the current period and a reduction in the outstanding principal due to voluntary prepayments.

Income Tax Expense (Benefit)

	Three months ended December 31, 2016	Three months ended December 31, 2017	Change
(in millions)			$	%
Income before income taxes	$5.7	$10.0	$4.3	75.4%
Income tax expense (benefit)	2.3	(89.2)	(91.5)	n.m.
Net income	$3.4	$99.2	$95.8	n.m.
The income tax benefit was $89.2 million in the three months ended December 31, 2017, compared to income tax expense of $2.3 million in the three months ended December 31, 2016. The effective tax rate was (892.0)% in the three months ended December 31, 2017, compared to 39.7% in the three months ended December 31, 2016. The decline in the effective tax rate in the current year was impacted by the $89.2 million revaluation of deferred income tax assets and liabilities, or 892.0%, the impact of the $0.9 million excess tax benefit on share-based compensation, or 9.0%, and the impact of permanent differences including the cumulative impact of the TCJA which reduced our U.S. federal statutory rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018.
Adjusted EBITDA
Adjusted EBITDA decreased $5.3 million, or 9.7%, to $49.4 million for the three months ended December 31, 2017, from $54.7 million for the three months ended December 31, 2016, driven by a decline in revenue offset slightly by gross margin percent expansion and a reduction in selling, general and administrative expenses as described above. Adjusted EBITDA margin was 7.5% for the three months ended December 31, 2017 compared to 7.6% for the three months ended December 31, 2016.
Adjusted Net Income
Adjusted Net Income increased $5.9 million, or 26.3%, to $28.3 million for the three months ended December 31, 2017, from $22.4 million in the three months ended December 31, 2016. The results were favorably impacted by the TCJA and lower interest expense in the three months ended December 31, 2017.

Results of Operations - Six Months Ended December 31, 2017 compared to the Six Months Ended December 31, 2016

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Revenue
Product	$1,238.6	$1,168.9	$(69.7)	(5.6)%
Service	220.9	257.7	36.8	16.7%
Total revenue	1,459.5	1,426.6	(32.9)	(2.3)%
Cost of revenue
Product	991.0	929.7	(61.3)	(6.2)%
Service	177.0	203.2	26.2	14.8%
Total cost of revenue	1,168.0	1,132.9	(35.1)	(3.0)%
Gross margin	291.5	293.7	2.2	0.8%
Product gross margin	247.6	239.2	(8.4)	(3.4)%
Service gross margin	43.9	54.5	10.6	24.1%
Product gross margin %	20.0%	20.5%		0.5%
Service gross margin %	19.9%	21.1%		1.2%
Total gross margin %	20.0%	20.6%		0.6%
Operating expenses
Selling expenses	134.1	130.7	(3.4)	(2.5)%
General and administrative expenses	52.8	51.7	(1.1)	(2.1)%
Transaction costs	6.0	2.1	(3.9)	(65.0)%
Depreciation and amortization	40.8	41.7	0.9	2.2%
Total operating expenses	233.7	226.2	(7.5)	(3.2)%
Selling, general and administrative expenses % of total revenue	12.8%	12.8%		—%
Operating income	57.8	67.5	9.7	16.8%
Interest and other (income) expense
Interest expense	41.6	25.2	(16.4)	(39.4)%
Loss on extinguishment of debt	0.8	1.4	0.6	75.0%
Other (income) expense, net	0.1	(0.1)	(0.2)	(200.0)%
Total interest and other (income) expense	42.5	26.5	(16.0)	(37.6)%
Income before income taxes	15.3	41.0	25.7	168.0%
Income tax expense (benefit)	6.3	(77.9)	(84.2)	n.m.
Net income	$9.0	$118.9	$109.9	n.m.
Adjusted EBITDA	$112.9	$116.9	$4.0	3.5%
Adjusted Net Income	$46.9	$63.1	$16.2	34.5%
____________________
n.m. - not meaningful

Revenue

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Revenue
Product	$1,238.6	$1,168.9	$(69.7)	(5.6)%
Service	220.9	257.7	36.8	16.7%
Total revenue	$1,459.5	$1,426.6	$(32.9)	(2.3)%
Total revenue decreased $32.9 million, or 2.3%, to $1,426.6 million for the six months ended December 31, 2017, compared to total revenue of $1,459.5 million for the six months ended December 31, 2016. Our revenue in the period was impacted by delays in the delivery of certain solutions which resulted in a strong increase in our backlog orders believed to be firm as of December 31, 2017, as well as a decline in sales to the federal government among the specific federal agencies where we have exposure. This was partially offset by the continued growth of Security solutions and a higher proportion of services as part of our solutions.
Revenue from sales of product decreased $69.7 million, or 5.6%, to $1,168.9 million for the six months ended December 31, 2017, compared to product revenue of $1,238.6 million for the six months ended December 31, 2016. The decline in product revenue is attributable to decline in hardware sales, particularly collaboration equipment.
Revenue from sales of services increased $36.8 million, or 16.7%, to $257.7 million for the six months ended December 31, 2017, compared to service revenue of $220.9 million for the six months ended December 31, 2016. The increase in service revenue reflects our ability to partner with our vendors to engage clients on all of their IT transformation projects as well as strong growth in our managed services offerings. In the period, several large vendor partner engagements contributed to the overall growth in services revenue.

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Revenue by solution area
Cloud	$248.1	$244.4	$(3.7)	(1.5)%
Security	136.5	194.3	57.8	42.3%
Digital Infrastructure	1,074.9	987.9	(87.0)	(8.1)%
Total revenue	$1,459.5	$1,426.6	$(32.9)	(2.3)%
Cloud revenue decreased $3.7 million, or 1.5%, to $244.4 million in the six months ended December 31, 2017, compared to $248.1 million for the six months ended December 31, 2016. During our second quarter, we saw an increasing number of clients choose Presidio to implement and manage their public cloud instances as part of a multi-cloud solution. This migration results in recurring revenue recognition as previous on-premises instances move to the cloud. The decline in Cloud revenue was mainly driven by government clients particularly in the state and local sector.
Security revenue increased $57.8 million, or 42.3%, to $194.3 million in the six months ended December 31, 2017, compared to $136.5 million in the six months ended December 31, 2016 as continued high profile data security breaches have driven strong demand for our security solutions. We are seeing growth across our portfolio of security services and technology partners driven by higher demand in middle-market and large clients. In the middle-market, education and healthcare clients experienced strong growth, while in the large client sector our growth was driven by financial services and retail clients.

Digital Infrastructure revenue decreased $87.0 million, or 8.1%, to $987.9 million in the six months ended December 31, 2017, compared to $1,074.9 million in the six months ended December 31, 2016. Government clients, including state and local government, experienced the most pronounced decline in core infrastructure solutions, particularly in collaboration and networking technologies. The refresh cycle that will be driven by new innovative product offerings in this space has been slowed by delays in product availability and delivery driving an increase in our revenue backlog at the end of the period.

Gross Margin

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Gross margin
Product gross margin	$247.6	$239.2	$(8.4)	(3.4)%
Service gross margin	43.9	54.5	10.6	24.1%
Gross margin	$291.5	$293.7	$2.2	0.8%
Product gross margin %	20.0%	20.5%		0.5%
Service gross margin %	19.9%	21.1%		1.2%
Total gross margin %	20.0%	20.6%		0.6%

Total gross margin increased $2.2 million, or 0.8%, to $293.7 million for the six months ended December 31, 2017, as compared to $291.5 million for the six months ended December 31, 2016, the result of an expansion of both product and services margins more than offsetting the decline in total revenue. As a percentage of total revenue, total gross margin increased 60 basis points to 20.6% for the six months ended December 31, 2017, up from 20.0% of revenue for the six months ended December 31, 2016.
Product gross margin decreased $8.4 million, or 3.4%, to $239.2 million for the six months ended December 31, 2017, as compared to $247.6 million for the six months ended December 31, 2016. Product gross margin as a percentage of revenue was 20.5% for the six months ended December 31, 2017, an increase of 50 basis points from 20.0% for the six months ended December 31, 2016. The increase in gross margin percentage was due to an improved product mix of higher margin solution offerings including software subscription sales.
Service gross margin increased $10.6 million, or 24.1%, to $54.5 million for the six months ended December 31, 2017, as compared to $43.9 million for the six months ended December 31, 2016 primarily attributed to the 16.7% service revenue growth in the period. In addition, services gross margin as a percentage of revenue was 21.1% for the six months ended December 31, 2017, an increase of 120 basis points from 19.9% for the six months ended December 31, 2016. More efficient delivery of service engagements and reduced investments in cloud-related service offerings drove the 1.2% margin expansion in the period.
Operating Expenses

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Operating expenses
Selling expenses	$134.1	$130.7	$(3.4)	(2.5)%
General and administrative expenses	52.8	51.7	(1.1)	(2.1)%
Selling, general and administrative expenses	186.9	182.4	(4.5)	(2.4)%
Transaction costs	6.0	2.1	(3.9)	(65.0)%
Depreciation and amortization	40.8	41.7	0.9	2.2%
Total operating expenses	$233.7	$226.2	$(7.5)	(3.2)%
Selling, general and administrative expenses % of total revenue	12.8%	12.8%		—%

SG&A decreased $4.5 million, or 2.4%, to $182.4 million during the six months ended December 31, 2017, as compared to $186.9 million for the six months ended December 31, 2016. The decrease in SG&A was primarily attributed to a reduction in administrative and selling personnel, as well as, lower incentive compensation attributed to improved compensation plans. SG&A as a percentage of revenue was 12.8% of revenue for the six months ended December 31, 2017 and for the six months ended December 31, 2016.
Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities and declined by $3.9 million to $2.1 million in the six months ended December 31, 2017.
Interest and Other (Income) Expense

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Interest and other (income) expense
Interest expense	$41.6	$25.2	$(16.4)	(39.4)%
Loss on extinguishment of debt	0.8	1.4	0.6	75.0%
Other (income) expense, net	0.1	(0.1)	(0.2)	(200.0)%
Total interest and other (income) expense	$42.5	$26.5	$(16.0)	(37.6)%
Interest and other (income) expense decreased $16.0 million, or 37.6%, to $26.5 million for the six months ended December 31, 2017, from $42.5 million in the six months ended December 31, 2016 primarily due to lower interest expense resulting from lower outstanding debt and reduced interest rates on outstanding debt. The $16.4 million decline in interest expense for the six months ended December 31, 2017 was primarily related to $10.9 million of lower interest expense associated with the Company’s Senior Notes and Senior Subordinated Notes that were redeemed and repurchased in the Company’s March 2017 initial public offering and $5.8 million of lower interest expense associated with the Company’s term loan facility reflecting the impact of a lower average interest rate on our outstanding debt in the current period and a reduction in the outstanding principal due to voluntary prepayments.

Income Tax Expense (Benefit)

	Six months ended December 31, 2016	Six months ended December 31, 2017	Change
(in millions)			$	%
Income before income taxes	$15.3	$41.0	$25.7	168.0%
Income tax expense (benefit)	6.3	(77.9)	(84.2)	n.m.
Net income	$9.0	$118.9	$109.9	n.m.
The income tax benefit was $77.9 million in the six months ended December 31, 2017, compared to income tax expense of $6.3 million in the six months ended December 31, 2016. The effective tax rate was (190.0)% in the six months ended December 31, 2017, compared to 41.6% in the six months ended December 31, 2016. The decline in the effective tax rate in the current year was impacted by the $89.2 million revaluation of deferred income tax assets and liabilities, or 217.6%, the impact of the $2.1 million excess tax benefit on share-based compensation, or 5.1%, and the impact of permanent differences including the TCJA which reduced our U.S. federal statutory rate from 35.0% to 28.1% for our fiscal year ending June 30, 2018.
Adjusted EBITDA
Adjusted EBITDA increased $4.0 million, or 3.5%, to $116.9 million for the six months ended December 31, 2017, from $112.9 million for the six months ended December 31, 2016, driven by gross margin percent expansion and a reduction in selling, general and administrative expenses as described above, partly offset by revenue decline. Adjusted EBITDA margin was 8.2% for the six months ended December 31, 2017 compared to 7.7% for the six months ended December 31, 2016.
Adjusted Net Income
Adjusted Net Income increased $16.2 million, or 34.5%, to $63.1 million for the six months ended December 31, 2017, from $46.9 million in the six months ended December 31, 2016. The increase was attributable to the impact of the TCJA, lower interest expense, and higher Adjusted EBITDA in the six months ended December 31, 2017.

Liquidity and Capital Resources

We fund our operations and capital expenditures through a combination of internally generated cash from operations and from borrowings under our various debt facilities. We believe that our current sources of funds will be sufficient to fund our cash operating requirements for at least the next fiscal year. In addition, we believe that, despite the uncertainty of future macroeconomic conditions, we have adequate sources of liquidity and funding available to meet our long-term needs. These long-term needs primarily include meeting debt service requirements, working capital requirements and capital expenditures. We may also pursue strategic acquisition opportunities that may impact our future cash requirements.

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

Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six months ended December 31, 2016	Six months ended December 31, 2017
Net cash provided by (used in)
Operating activities	$83.3	$124.6
Investing activities	(62.6)	(64.5)
Net change in accounts payable — floor plan	(36.4)	(65.3)
Other financing activities	28.2	(1.6)
Financing activities	(8.2)	(66.9)
Net increase (decrease) in cash and cash equivalents	$12.5	$(6.8)
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
Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Six months ended December 31, 2016	Six months ended December 31, 2017
Impact of tax deductible goodwill and intangible assets	$6.0	$5.1
Six months ended December 31, 2017: Net cash provided by operating activities for the six months ended December 31, 2017 was $124.6 million. This was primarily attributed to net income of $118.9 million adjusted for: $37.2 million of intangible amortization expense, $7.4 million of total property and equipment depreciation expense, $2.6 million of amortization of debt issuance costs, $1.4 million of losses on extinguishment of debt, $2.6 million of share-based compensation expense and a $44.6 million decrease in our working capital components, partially offset by a $88.9 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in cash disbursements for accounts payable — trade partially offset by an increase in cash disbursements for accrued expenses and other liabilities.

Six months ended December 31, 2016: Net cash provided by operating activities for the six months ended December 31, 2016 was $83.3 million. This was primarily attributed to net income of $9.0 million adjusted for: $36.8 million of intangible amortization expense, $6.8 million for total property and equipment depreciation expense, $3.4 million of amortization of debt issuance costs, a $9.3 million deferred income tax benefit offset by a net $34.9 million decrease in our working capital components. The net decrease in our working capital components was primarily driven by lower disbursements for accounts payable – trade and accrued expenses in the period associated with our purchases from vendors, partially offset by an increase in unbilled and accounts receivable.
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
Six months ended December 31, 2017: Net cash used in investing activities for the six months ended December 31, 2017 was $64.5 million. Cash was primarily used for additional investments in discounted client equipment leases of $49.7 million in support of our business, $9.5 million related to an acquisition and the purchase of property and equipment of $7.2 million.
Six months ended December 31, 2016: Net cash used in investing activities for the six months ended December 31, 2016 was $62.6 million. Cash was primarily used for additional investments in discounted client equipment leases of $63.9 million in support of our business and the purchase of property and equipment of $6.7 million, partially offset by proceeds received from our leasing assets of $7.7 million.
Financing Activities
Net cash flows from financing activities is primarily associated with cash activity associated with our capitalization, including debt and equity activity, cash flow associated with discounting client leases and activity on our accounts payable floor plan facility.
Six months ended December 31, 2017: Net cash used in financing activities for the six months ended December 31, 2017 was $66.9 million, comprised of a $65.3 million reduction in accounts payable — floor plan and $1.6 million of other financing activities. The $1.6 million use in other financing activities was primarily the result of $50.0 million in repayments on term loans and $2.5 million of retirements of discounted financing receivables which was mostly offset by $47.0 million in proceeds from discounting financing receivables and $4.5 million of proceeds from issuance of common stock under share-based compensation plans.
Six months ended December 31, 2016: Net cash used in financing activities for the six months ended December 31, 2016 was $8.2 million, comprised of a $36.4 million reduction in accounts payable — floor plan and $28.2 million of other financing activities. The $28.2 million of other financing activities was primarily the result of repayments of $5.0 million on the receivables securitization facility and $28.7 million on our term loan facility and $4.3 million of retirements of discounted financing receivable, which was more than offset by $66.1 million in proceeds from discounting financing receivables.
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

(in millions, except ratio data)	June 30, 2017		December 31, 2017
Net debt	$724.1		$680.9
Net working capital ratio	1.00	x	1.02	x
Available liquidity	$251.5		$309.8

(in millions)	Six months ended December 31, 2016	Six months ended December 31, 2017
Free cash flow	$45.5	$48.6
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. For the three months ended December 31, 2017, we were able to reduce our debt using cash from operations. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of December 31, 2017 and June 30, 2017 (in millions):

	June 30, 2017	December 31, 2017
Total long-term debt, net of debt issuance costs	$730.7	$684.3
Unamortized debt issuance costs	20.9	17.3
Cash and cash equivalents	(27.5)	(20.7)
Net debt	$724.1	$680.9
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.02x and 1.00x as of December 31, 2017 and June 30, 2017, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of June 30, 2017 and December 31, 2017 (in millions):

	June 30, 2017	December 31, 2017
Cash and cash equivalents	$27.5	$20.7
Availability under the revolving credit facility	48.5	48.5
Availability under the receivables securitization facility	175.5	240.6
Available liquidity	$251.5	$309.8

Available liquidity increased from $251.5 million at June 30, 2017 to $309.8 million at December 31, 2017 primarily as a result of increased availability under our receivables securitization facility associated with an increase in the collateral base.

The following table presents amounts outstanding under our primary sources of liquidity as of December 31, 2017 and June 30, 2017 (in millions):

	June 30, 2017	December 31, 2017
Cash and cash equivalents	$27.5	$20.7
Accounts payable—floor plan facility	$264.9	$199.6
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2022	626.6	576.6
Senior Notes, 10.25% due February 2023	125.0	125.0
Total long-term debt	$751.6	$701.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to include: (i) the impact of net borrowings (repayments) on the floor plan facility, (ii) the aggregate net cash impact of our leasing business and (iii) the purchases of property and equipment.

The following table presents reconciliation of free cash flow from Net cash provided by operating activities for the six months ended December 31, 2016 and 2017 (in millions):

	Six months ended December 31, 2016	Six months ended December 31, 2017
Net cash provided by operating activities	$83.3	$124.6
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	(36.4)	(65.3)
Additions of equipment under sales-type and direct financing leases	(63.9)	(49.7)
Proceeds from collection of financing receivables	7.7	2.2
Additions to equipment under operating leases	(0.8)	(1.2)
Proceeds from disposition of equipment under operating leases	0.5	0.7
Proceeds from the discounting of financing receivables	66.1	47.0
Retirements of discounted financing receivables	(4.3)	(2.5)
Purchases of property and equipment	(6.7)	(7.2)
Total adjustments	(37.8)	(76.0)
Free cash flow	$45.5	$48.6
Commitments and Contingencies
See the information set forth in Note 10 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had $1.5 million of outstanding letters of credit on our revolver facility as of December 31, 2017 and June 30, 2017, respectively. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Except as described under Note 1 (Recent Accounting Pronouncements Adopted During the Fiscal Year) to the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q, our accounting policies have not changed from those reported in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of the June 30, 2017 Annual Report on Form 10-K.

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
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017.	S-8	3.2	3/13/2017
*10.1	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty.
*10.2
Incremental Assumption Agreement and Amendment No. 6, dated January 5, 2018, by and among Presidio LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

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

PRESIDIO, INC.

Dated: February 8, 2018	By:	/S/ NEIL O. JOHNSTON
Neil O. Johnston
Chief Financial Officer
(Principal Financial Officer)