Form 10-Q
period 2018-03-31
Presidio, Inc.
filed 2018-05-10
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

As of April 30, 2018, there were 92,649,404 shares of common stock, $0.01 par value, outstanding.

PRESIDIO, INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2017	As of March 31, 2018
Assets
Current Assets
Cash and cash equivalents	$27.5	$24.9
Accounts receivable, net	576.3	574.5
Unbilled accounts receivable, net	159.8	152.0
Financing receivables, current portion	84.2	85.4
Inventory	27.7	26.8
Prepaid expenses and other current assets	63.4	89.0
Total current assets	938.9	952.6
Property and equipment, net	32.1	33.9
Financing receivables, less current portion	113.6	116.7
Goodwill	781.5	784.1
Identifiable intangible assets, net	751.9	700.7
Other assets	32.7	31.4
Total assets	$2,650.7	$2,619.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	350.5	427.1
Accounts payable – floor plan	264.9	209.8
Accrued expenses and other current liabilities	216.3	174.1
Discounted financing receivables, current portion	79.9	81.5
Total current liabilities	911.6	892.5
Long-term debt, net of debt issuance costs and current maturities	730.7	675.4
Discounted financing receivables, less current portion	104.7	105.7
Deferred income tax liabilities	270.4	182.4
Other liabilities	30.4	29.5
Total liabilities	2,047.8	1,885.5
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at March 31, 2018 and June 30, 2017	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 92,238,809 shares issued and outstanding at March 31, 2018 and 90,969,919 shares issued and outstanding at June 30, 2017	0.9	0.9
Additional paid-in capital	625.3	636.8
Retained earnings (accumulated deficit)	(23.3)	96.2
Total stockholders’ equity	602.9	733.9
Total liabilities and stockholders’ equity	$2,650.7	$2,619.4

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Revenue
Product	$519.1	$545.2	$1,757.8	$1,714.1
Service	109.7	119.9	330.5	377.6
Total revenue	628.8	665.1	2,088.3	2,091.7
Cost of revenue
Product	403.8	429.7	1,394.9	1,359.3
Service	82.9	96.0	259.8	299.2
Total cost of revenue	486.7	525.7	1,654.7	1,658.5
Gross margin	142.1	139.4	433.6	433.2
Operating expenses
Selling expenses	70.8	70.2	204.9	201.0
General and administrative expenses	27.9	26.1	80.7	77.8
Transaction costs	8.5	4.2	14.5	6.3
Depreciation and amortization	20.5	20.6	61.3	62.3
Total operating expenses	127.7	121.1	361.4	347.4
Operating income	14.4	18.3	72.2	85.8
Interest and other (income) expense
Interest expense	18.3	10.1	59.9	35.3
Loss on extinguishment of debt	26.9	13.3	27.7	14.8
Other (income) expense, net	0.1	(0.1)	0.2	(0.3)
Total interest and other (income) expense	45.3	23.3	87.8	49.8
Income (loss) before income taxes	(30.9)	(5.0)	(15.6)	36.0
Income tax benefit	(15.9)	(5.6)	(9.6)	(83.5)
Net income (loss)	$(15.0)	$0.6	$(6.0)	$119.5
Earnings (loss) per share:
Basic	$(0.20)	$0.01	$(0.08)	$1.30
Diluted	$(0.20)	$0.01	$(0.08)	$1.24
Weighted-average common shares outstanding:
Basic	75,374,606	92,015,710	73,064,789	91,629,703
Diluted	75,374,606	96,916,782	73,064,789	96,567,883

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine months ended March 31,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$(6.0)	$119.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of intangible assets	55.2	55.5
Depreciation of property and equipment in operating expenses	6.1	6.7
Depreciation of property and equipment in cost of revenue	4.0	4.4
Provision for sales returns and credit losses	1.6	1.5
Amortization of debt issuance costs	5.1	3.6
Loss on extinguishment of debt	27.7	14.8
Noncash lease income	(3.1)	(2.2)
Share-based compensation expense	8.9	5.6
Deferred income tax benefit	(14.4)	(88.0)
Other	0.3	0.2
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	37.0	13.3
Inventory	24.2	1.0
Prepaid expenses and other assets	(25.2)	(23.8)
Accounts payable – trade	(35.7)	74.5
Accrued expenses and other liabilities	10.6	(43.9)
Net cash provided by operating activities	96.3	142.7
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)
Proceeds from collection of escrow related to acquisition of businesses	0.6	0.2
Additions of equipment under sales-type and direct financing leases	(76.3)	(80.6)
Proceeds from collection of financing receivables	8.8	3.0
Additions to equipment under operating leases	(1.6)	(1.5)
Proceeds from disposition of equipment under operating leases	1.4	0.7
Purchases of property and equipment	(8.9)	(10.5)
Net cash used in investing activities	(76.0)	(98.2)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	247.5	—
Payment of initial public offering costs	(0.7)	—
Proceeds from issuance of common stock under share-based compensation plans	0.6	5.9
Proceeds from the discounting of financing receivables	86.5	81.5
Retirements of discounted financing receivables	(4.4)	(5.7)
Net repayments on the receivables securitization facility	(5.0)	—
Deferred financing costs	—	(1.2)
Redemptions and repurchases of senior and subordinated notes	(230.8)	(135.7)
Borrowings on term loans, net of original issue discount	—	138.2
Repayments of term loans	(80.5)	(75.0)
Net change in accounts payable — floor plan	(38.7)	(55.1)
Net cash used in financing activities	(25.5)	(47.1)
Net decrease in cash and cash equivalents	(5.2)	(2.6)
Cash and cash equivalents:
Beginning of the period	33.0	27.5
End of the period	$27.8	$24.9
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$68.7	$36.0
Income taxes, net of refunds	$2.6	$29.9
Reduction of discounted lease assets and liabilities	$65.3	$80.2
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statement of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2017	—	$—	90,969,919	$0.9	$625.3	$(23.3)	$602.9
Common stock issued under share-based compensation plans	—	—	1,268,890	—	5.9	—	5.9
Net income	—	—	—	—	—	119.5	119.5
Share-based compensation expense	—	—	—	—	5.6	—	5.6
Balance, March 31, 2018	—	$—	92,238,809	$0.9	$636.8	$96.2	$733.9

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1.         Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., a Delaware corporation, through its subsidiaries (collectively, the “Company”, “we” and “our”) is a leading provider of information technology (“IT”) solutions to the middle market in North America, assisting clients as they harness technology innovation and simplify IT complexity to digitally transform their businesses and drive return on IT investment. Our Digital Infrastructure, Cloud and Security solutions enable our middle market, large and government clients to take advantage of new digital revenue streams, omnichannel customer experience models, and the rich data insights generated by those interactions. We deliver this technology expertise through a full life-cycle model of professional, managed, and ongoing support services, including strategy, consulting, design and implementation.

The Company is headquartered in New York, New York and all of its direct and indirect subsidiaries are located in the United States.

During the three months ended September 30, 2017, the Company made an acquisition, which expands our geographic footprint in Minnesota, that is immaterial to the consolidated financial statements.

On April 3, 2018, the Company completed the acquisition of all of the issued and outstanding units of Red Sky Solutions, LLC in exchange for $36.6 million paid in cash and approximately $4.2 million paid in 269,287 restricted shares of the Company’s common stock. The total consideration for the acquisition is subject to final post-closing purchase price adjustments related to net working capital.  The acquisition expands our geographic footprint in the southwestern United States.

Public Offerings

On March 15, 2017, the Company completed an initial public offering in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017, pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.

On November 21, 2017, the Company completed a secondary public offering of 8,000,000 shares of the Company’s common stock by certain funds affiliated with Apollo Global Management, LLC (the “Selling Stockholder”) at a price to the public of $14.25 per share. In addition, the underwriters to such secondary public offering purchased an additional 1,200,000 shares of common stock from the Selling Stockholder. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $1.0 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the nine months ended March 31, 2018.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncements not yet adopted as of March 31, 2018.

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

The standard allows entities to apply the standard retrospectively to each prior reporting period presented ("full retrospective adoption") or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application ("modified retrospective adoption"). The Company has formed an implementation committee and engaged external advisors to assist in evaluating the potential differences compared to existing GAAP and to assist in the implementation process associated with the adoption of this standard. The Company's analysis and evaluation of the new standard will continue through the standard's effective date The Company has performed the initial assessment of the standard and identified potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company is currently in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the standard. As the quantitative impact of adopting the standard may be significantly impacted by arrangements contracted before the adoption date, the Company is still evaluating and has not yet reached a conclusion about whether the accounting impact of the new standard will be material to its consolidated financial statements. The Company currently plans to implement ASU 2014-09 using the modified retrospective adoption method and we will adopt the standard on its effective date beginning July 1, 2018.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

Note 2.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2017	March 31, 2018
Partner incentive program receivable	$26.2	$28.0
Prepaid income taxes	—	18.0
Deferred product costs and other current assets	37.2	43.0
Total prepaid expenses and other current assets	$63.4	$89.0

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of March 31, 2018 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$204.1	$3.4	$207.5
Estimated net residual values	—	7.3	7.3
Unearned income	(11.3)	(1.0)	(12.3)
Provision for credit losses	—	(0.4)	(0.4)
Total, net	$192.8	$9.3	$202.1
Reported as:
Current	$82.4	$3.0	$85.4
Long-term	110.4	6.3	116.7
Total, net	$192.8	$9.3	$202.1
Discounted financing receivables:
Nonrecourse	$185.8	$—	$185.8
Recourse	—	—	—
Total	$185.8	$—	$185.8
Reported as:
Current	$80.7	$—	$80.7
Long-term	105.1	—	105.1
Total	$185.8	$—	$185.8

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

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of other assets in the consolidated balance sheets and were as follows (in millions):

	June 30, 2017	March 31, 2018
Equipment under operating leases	$4.6	$3.3
Accumulated depreciation	(2.9)	(1.6)
Total equipment under operating leases, net	$1.7	$1.7

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and $1.0 million and $1.3 million for the nine months ended March 31, 2018 and 2017, respectively.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2017	March 31, 2018
Discounted operating leases:
Current	$0.7	$0.8
Noncurrent	0.2	0.6
Total	$0.9	$1.4

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The discounted financing receivables associated with operating leases are presented on the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 4.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2017	March 31, 2018
Furniture and fixtures	3 to 7 years	$5.3	$6.0
Equipment	3 to 7 years	22.2	28.0
Software	3 years	19.9	22.5
Leasehold improvements	Life of lease	13.3	15.2
Total property and equipment		60.7	71.7
Accumulated depreciation and amortization		(28.6)	(37.8)
Total property and equipment, net		$32.1	$33.9

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.3 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, and $6.7 million and $6.1 million for the nine months ended March 31, 2018 and 2017, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and cloud services that is included in cost of service revenue within the Company’s consolidated statements of operations was $1.2 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, and $3.4 million and $2.7 million for the nine months ended March 31, 2018 and 2017, respectively.

Note 5.         Goodwill and Identifiable Intangible Assets

Goodwill

As described in Note 1, we completed an acquisition during the three months ended September 30, 2017 that was immaterial to the consolidated financial statements which resulted in a $2.6 million increase in goodwill.

Since October 22, 2015, the Company has operated as one reporting unit. The Company performed an assessment as of March 31, 2018 to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount. Based on the results of this assessment, the Company determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. As a result, the Company concluded that its goodwill was not impaired. The Company did not identify or record any impairment losses related to its goodwill during any of the periods presented.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2017 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(159.8)	$543.4
Developed technology	5	3.6	(1.6)	2.0
Trade names	2	5.1	(3.6)	1.5
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$916.9	$(165.0)	$751.9

Identifiable intangible assets consisted of the following as of March 31, 2018:

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$707.0	$(213.0)	$494.0
Developed technology	5	3.6	(2.1)	1.5
Trade names	1	0.5	(0.3)	0.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$916.1	$(215.4)	$700.7

Amortization associated with intangible assets was $18.3 million and $18.4 million for the three months ended March 31, 2018 and 2017, respectively, and $55.5 million and $55.2 million for the nine months ended March 31, 2018 and 2017, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.0 years and 7.7 years as of March 31, 2018 and June 30, 2017, respectively.

As described in Note 1, we completed an acquisition during the three months ended September 30, 2017 that was immaterial to the consolidated financial statements which resulted in a $4.3 million increase in finite-lived intangible assets.

The Company performed an assessment as of March 31, 2018 to determine whether it was more likely than not that the fair value of the Company's indefinite-lived trade name was less than its carrying amount. Based on the results of this assessment, the Company determined that it was not more likely than not that the fair value of its indefinite-lived trade name was less than its carrying amount. As a result, the Company concluded that its indefinite-lived trade name intangible asset was not impaired. The Company did not identify or record any impairment losses related to its intangible assets during any of the periods presented.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Based on the finite-lived intangible assets recorded at March 31, 2018, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2018 (remaining three months)	$18.1
2019	71.9
2020	71.7
2021	71.1
2022	71.1
2023 and thereafter	191.8
Total	$495.7

Note 6.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of March 31, 2018 and June 30, 2017, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $209.8 million and $264.9 million as of March 31, 2018 and June 30, 2017, respectively.

Note 7.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2017	March 31, 2018
Accrued compensation	$64.5	$54.5
Accrued interest	11.7	7.3
Accrued equipment purchases/vendor expenses	78.3	47.5
Accrued income taxes	7.3	—
Accrued non-income taxes	7.4	9.9
Customer deposits	5.1	3.3
Unearned revenue	40.0	49.5
Other accrued expenses and current liabilities	2.0	2.1
Total accrued expenses and other current liabilities	$216.3	$174.1

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 8.         Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2017	March 31, 2018
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2022	626.6	—
Term loan facility, due February 2024	—	691.6
Senior notes, 10.25% due February 2023	125.0	—
Total long-term debt	751.6	691.6
Unamortized debt issuance costs	(20.9)	(16.2)
Total long-term debt, net of debt issuance costs	$730.7	$675.4
Reported as:
Current	$—	$—
Long-term	730.7	675.4
Total long-term debt, net of debt issuance costs	$730.7	$675.4

As of June 30, 2017 and March 31, 2018, there were no borrowings outstanding under the Company's revolving credit facility and there were $1.8 million in letters of credit outstanding. As of March 31, 2018, the Company was in compliance with the covenants in its existing credit agreement (the “Credit Agreement”) and had $48.2 million available for borrowings.

Receivables Securitization Facility

On November 28, 2017, the Company entered into Amendment No. 2 to the Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty which, among other things, extended the maturity of the facility to November 28, 2020. The Company incurred $0.6 million in deferred financing costs associated with this amendment.

As of June 30, 2017 and March 31, 2018, there were no outstanding borrowings under the receivables securitization facility. The Company had $229.0 million available under the receivables securitization facility based on the collateral available as of March 31, 2018.

Term Loan

On January 5, 2018, Presidio LLC and Presidio Networked Solutions LLC (together, the “Borrowers”), indirect wholly-owned subsidiaries of the Company, entered into an Incremental Assumption Agreement and Amendment No. 6 (the “Sixth Amendment”) amending the Credit Agreement, by and among the Borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

Pursuant to the Sixth Amendment, the Borrowers (i) refinanced all $576.6 million in aggregate principal amount of term loans outstanding under the Credit Agreement (the “Existing Term Loans”) and (ii) borrowed $140.0 million in aggregate principal amount of incremental term loans, in each case with new term loans (the “New Term Loans”) under the Credit Agreement.

The New Term Loans have an interest rate of LIBOR plus 2.75% (with a LIBOR floor of 1.0%) or base rate plus 1.75% (reduced from the interest rates of LIBOR plus 3.25% or base rate plus 2.25% applicable to the Existing Term Loans), and a maturity date of February 2, 2024 (two years longer than the maturity date of the Existing Term Loans). The New Term Loans were issued at a price equal to 99.75% of their face value.

In association with the Sixth Amendment, the Company incurred $2.9 million in professional fees which are presented within transaction costs on the Company's consolidated statement of operations and capitalized $2.4 million of debt issuance costs,

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

inclusive of original issuance discount, presented on a net basis along with the associated debt obligations on the Company's consolidated balance sheet.

Subsequent to entering into the Sixth Amendment, the Company voluntarily prepaid $25.0 million in aggregate principal amount of the New Term Loans, resulting in a $0.6 million loss on extinguishment of debt reflected in the Company's consolidated statement of operations associated with the write-off of debt issuance costs.

The Company has made $75.0 million in aggregate voluntary prepayments of term loans under its Credit Agreement during the nine months ended March 31, 2018, resulting in $2.0 million loss on extinguishment of debt reflected in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

Senior Notes

Proceeds from the New Term Loans were used to (i) refinance all of the Existing Term Loans, (ii) redeem all of the $125.0 million outstanding aggregate principal amount of Presidio Holdings Inc.'s 10.25% senior notes due 2023 (the “Senior Notes”) in accordance with the optional redemption provisions contained in the indenture governing the Senior Notes and (iii) pay the redemption premium on the Senior Notes, accrued and unpaid interest, and other fees and expenses payable in connection with the foregoing. In connection with the redemption of the Senior Notes, the Company recorded a loss on extinguishment of debt of $12.6 million, of which $1.9 million related to write-offs of unamortized debt issuance costs.

Note 9.         Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and unbilled receivables, accounts payable – trade, accounts payable – floor plan, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. Additionally, the Company’s financing receivables were measured at their respective fair values upon initial recognition.

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2017 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$626.6	$—	$627.4	$—
Senior notes	125.0	—	138.8	—
Total	$751.6	$—	$766.2	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of March 31, 2018 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$691.6	$—	$693.3	$—

The fair value of the Company’s term loans are estimated based on quoted market prices for the debt which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans exclude unamortized debt issuance costs.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 10.     Commitments and Contingencies

Claims and assessments- In the normal course of business, the Company is subject to certain claims and assessments that arise in the ordinary course of business. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect the consolidated results of operations or financial position of the Company.

Note 11.     Share-based Compensation

During the nine months ended March 31, 2018, the Company did not issue any equity awards pursuant to the Company's Amended and Restated 2015 Long-Term Incentive Plan (the "2015 LTIP"). During the nine months ended March 31, 2018, the Company granted 315,600 service-based non-qualified stock options that vest in four equal installments on each of the first four anniversaries of the grant date and 150,000 service-based restricted stock units that vest in two equal installments over a two-year period; all of which were issued pursuant to the Company's 2017 Long-Term Incentive Plan (the "2017 LTIP").

During the nine months ended March 31, 2018, there were 1,088,907 service-based and rolled options exercised and 437,049 service-based and rolled options expired or forfeited. As of March 31, 2018, 5,591,235 service-based and rolled options were outstanding, of which 2,676,996 were vested.

During the nine months ended March 31, 2018, there were 422,498 performance-based and market-based options forfeited. As of March 31, 2018, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 3,030,538 options outstanding were unvested.

As of March 31, 2018, there were 1,320,017 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On March 31, 2018, the Company held $0.7 million of contributions made by employees that were used to purchase 45,453 shares under the ESPP on April 2, 2018.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recorded in our operating expenses, as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Selling expenses	$3.4	$0.4	$3.9	$1.1
General and administrative expenses	4.5	2.7	5.0	4.5
Total	$7.9	$3.1	$8.9	$5.6

As of March 31, 2018, there was $7.7 million of unrecognized share-based compensation expense, $6.5 million of which relates to service-based awards from the 2015 LTIP and 2017 LTIP grants and $1.2 million of which relates to the restricted stock unit grants.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 12.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Numerator:
Earnings (loss)	$(15.0)	$0.6	$(6.0)	$119.5
Denominator:
Weighted-average shares – basic	75,374,606	92,015,710	73,064,789	91,629,703
Effect of dilutive securities:
Share-based awards	—	4,901,072	—	4,938,180
Weighted-average shares – diluted	75,374,606	96,916,782	73,064,789	96,567,883
Earnings (loss) per share:
Basic	$(0.20)	$0.01	$(0.08)	$1.30
Diluted	$(0.20)	$0.01	$(0.08)	$1.24

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Share-based awards excluded from EPS because of anti-dilution	10,370,049	246,793	10,370,049	2,151,086

Note 13.     Income Taxes

Recent U.S. federal income tax legislation, commonly referred to as The Tax Cuts and Jobs Act (“TCJA”), was enacted on December 22, 2017 which, among other things, reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective on January 1, 2018. The rate change is administratively effective at the beginning of Presidio’s fiscal year on July 1, resulting in a blended rate of 28.1% for the fiscal year ending June 30, 2018, which is accounted for in the interim and annual periods that include December 22, 2017. As the Company has a June 30 fiscal year-end, the blended U.S. federal corporate tax rate for our fiscal year ended June 30, 2019 will be 21.0%.

The Company recognized provisional amounts of $3.2 million and $92.4 million of income tax benefit for the three and nine months ended March 31, 2018, respectively, relating to the revaluation of deferred tax asset and liability balances due to the change in tax rates enacted in the period. The Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances. The changes included in the TCJA are broad and complex and could materially affect the estimates recorded for the quarter and year to date periods, due to, among other things, changes in legislative interpretations or further guidance issued on the application of certain provisions of the TCJA. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts.
The Company recorded an income tax benefit for the three and nine months ended March 31, 2018 of $5.6 million and $83.5 million, respectively, compared to income tax benefit for the three and nine months ended March 31, 2017 of $15.9 million and $9.6 million, respectively. The Company's effective tax rates for the three and nine months ended March 31, 2018 were 112.0% and (231.9)%, compared to the three and nine months ended March 31, 2017 of 51.5% and 61.5%, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The Company’s effective tax rates differed from the U.S. federal statutory tax rate primarily due to the $3.2 million and $92.4 million income tax benefit impact of revaluation of deferred tax asset and liability balances, or 64.0% and (256.7)% effective tax rate impact, for three and nine months ended March 31, 2018, respectively. The other differences include the favorable excess tax benefit deduction for the three and nine months ended March 31, 2018 related to share-based compensation of $0.9 million and $3.0 million, or 18.0% and (8.3)%, respectively, and the impact of state taxes and permanent differences including the TCJA which reduced our U.S. federal statutory rate from 35.0% to 28.1% for our fiscal year ending June 30, 2018.

Note 14.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or our directors of $0.6 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively, and $1.4 million and $5.1 million for the nine months ended March 31, 2018 and 2017, respectively. The outstanding receivables associated with parties affiliated with Apollo or our directors were $1.7 million at March 31, 2018 and June 30, 2017, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended March 31, 2018 and 2017, respectively, and $0.3 million for both the nine months ended March 31, 2018 and 2017, respectively.

Note 15.     Segment Information

Geographic Areas

Revenue earned by the Company from customers outside of the United States is not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

Revenue by Solution Area

The following table presents total revenue by solution area (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Cloud	$119.0	$102.2	$367.1	$346.6
Security	89.2	83.9	225.7	278.2
Digital Infrastructure	420.6	479.0	1,495.5	1,466.9
Total revenue	$628.8	$665.1	$2,088.3	$2,091.7

The type of solution sold by the Company to its customers is based upon internal classifications.

Note 16.     Supplemental Consolidating Information

The following financial statements set forth condensed consolidating financial information for the Company. The condensed consolidating financial information presents Presidio, Inc. on a standalone basis, Presidio Holdings Inc. and subsidiaries on a consolidated basis as guarantors of the Credit Agreement and the consolidating intercompany adjustments between the entities.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.3	$24.6	$—	$24.9
Accounts receivable, net	—	574.5	—	574.5
Unbilled accounts receivable, net	—	152.0	—	152.0
Financing receivables, current portion	—	85.4	—	85.4
Inventory	—	26.8	—	26.8
Prepaid expenses and other current assets	2.0	91.6	(4.6)	89.0
Total current assets	2.3	954.9	(4.6)	952.6
Property and equipment, net	—	33.9	—	33.9
Deferred tax asset	1.6	—	(1.6)	—
Financing receivables, less current portion	—	116.7	—	116.7
Goodwill	—	784.1	—	784.1
Identifiable intangible assets, net	—	700.7	—	700.7
Other assets	734.7	31.4	(734.7)	31.4
Total assets	$738.6	$2,621.7	$(740.9)	$2,619.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	—	427.1	—	427.1
Accounts payable – floor plan	—	209.8	—	209.8
Accrued expenses and other current liabilities	4.7	174.0	(4.6)	174.1
Discounted financing receivables, current portion	—	81.5	—	81.5
Total current liabilities	4.7	892.4	(4.6)	892.5
Long-term debt, net of debt issuance costs and current maturities	—	675.4	—	675.4
Discounted financing receivables, less current portion	—	105.7	—	105.7
Deferred income tax liabilities	—	184.0	(1.6)	182.4
Other liabilities	—	29.5	—	29.5
Total liabilities	4.7	1,887.0	(6.2)	1,885.5
Total stockholders’ equity	733.9	734.7	(734.7)	733.9
Total liabilities and stockholders’ equity	$738.6	$2,621.7	$(740.9)	$2,619.4

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$628.8	$—	$628.8
Total cost of revenue	—	486.7	—	486.7
Gross margin	—	142.1	—	142.1
Operating expenses
Selling, general and administrative, and transaction costs	0.3	106.9	—	107.2
Depreciation and amortization	—	20.5	—	20.5
Total operating expenses	0.3	127.4	—	127.7
Operating income (loss)	(0.3)	14.7	—	14.4
Interest and other (income) expense
Interest expense	—	18.3	—	18.3
Loss on extinguishment of debt	—	26.9	—	26.9
Other (income) expense, net	14.9	0.1	(14.9)	0.1
Total interest and other (income) expense	14.9	45.3	(14.9)	45.3
Loss before income taxes	(15.2)	(30.6)	14.9	(30.9)
Income tax benefit	(0.2)	(15.7)	—	(15.9)
Net loss	$(15.0)	$(14.9)	$14.9	$(15.0)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$665.1	$—	$665.1
Total cost of revenue	—	525.7	—	525.7
Gross margin	—	139.4	—	139.4
Operating expenses
Selling, general and administrative, and transaction costs	0.4	100.1	—	100.5
Depreciation and amortization	—	20.6	—	20.6
Total operating expenses	0.4	120.7	—	121.1
Operating income (loss)	(0.4)	18.7	—	18.3
Interest and other (income) expense
Interest expense	—	10.1	—	10.1
Loss on extinguishment of debt	—	13.3	—	13.3
Other (income) expense, net	(0.9)	(0.1)	0.9	(0.1)
Total interest and other (income) expense	(0.9)	23.3	0.9	23.3
Income (loss) before income taxes	0.5	(4.6)	(0.9)	(5.0)
Income tax benefit	(0.1)	(5.5)	—	(5.6)
Net income	$0.6	$0.9	$(0.9)	$0.6

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Nine months ended March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,088.3	$—	$2,088.3
Total cost of revenue	—	1,654.7	—	1,654.7
Gross margin	—	433.6	—	433.6
Operating expenses
Selling, general and administrative, and transaction costs	0.4	299.7	—	300.1
Depreciation and amortization	—	61.3	—	61.3
Total operating expenses	0.4	361.0	—	361.4
Operating income (loss)	(0.4)	72.6	—	72.2
Interest and other (income) expense
Interest expense	—	59.9	—	59.9
Loss on extinguishment of debt	—	27.7	—	27.7
Other (income) expense, net	5.9	0.2	(5.9)	0.2
Total interest and other (income) expense	5.9	87.8	(5.9)	87.8
Loss before income taxes	(6.3)	(15.2)	5.9	(15.6)
Income tax benefit	(0.3)	(9.3)	—	(9.6)
Net loss	$(6.0)	$(5.9)	$5.9	$(6.0)

Condensed Consolidating Statement of Operations
Nine months ended March 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Total revenue	$—	$2,091.7	$—	$2,091.7
Total cost of revenue	—	1,658.5	—	1,658.5
Gross margin	—	433.2	—	433.2
Operating expenses
Selling, general and administrative, and transaction costs	1.5	283.6	—	285.1
Depreciation and amortization	—	62.3	—	62.3
Total operating expenses	1.5	345.9	—	347.4
Operating income (loss)	(1.5)	87.3	—	85.8
Interest and other (income) expense
Interest expense	—	35.3	—	35.3
Loss on extinguishment of debt	—	14.8	—	14.8
Other (income) expense, net	(121.5)	(0.3)	121.5	(0.3)
Total interest and other (income) expense	(121.5)	49.8	121.5	49.8
Income before income taxes	120.0	37.5	(121.5)	36.0
Income tax expense (benefit)	0.5	(84.0)	—	(83.5)
Net income	$119.5	$121.5	$(121.5)	$119.5

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended March 31, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(0.3)	$96.6	$—	$96.3
Cash flows from investing activities:
Proceeds from collection of escrow related to acquisition of business	—	0.6	—	0.6
Capital contribution to subsidiary	(273.9)	—	273.9	—
Additions of equipment under sales-type and direct financing leases	—	(76.3)	—	(76.3)
Proceeds from collection of financing receivables	—	8.8	—	8.8
Additions to equipment under operating leases	—	(1.6)	—	(1.6)
Proceeds from disposition of equipment under operating leases	—	1.4	—	1.4
Purchases of property and equipment	—	(8.9)	—	(8.9)
Net cash used in investing activities	(273.9)	(76.0)	273.9	(76.0)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	247.5	—	—	247.5
Payment of initial public offering costs	—	(0.7)	—	(0.7)
Proceeds from issuance of comment stock under share- based compensation plans	0.6	—	—	0.6
Proceeds from the discounting of financing receivables	—	86.5	—	86.5
Retirements of discounted financing receivables	—	(4.4)	—	(4.4)
Net repayments on the receivables securitization facility	—	(5.0)	—	(5.0)
Capital contribution from parent	—	273.9	(273.9)	—
Redemptions and repurchases of senior and subordinated notes	—	(230.8)	—	(230.8)
Repayments of term loans	—	(80.5)	—	(80.5)
Net change in accounts payable — floor plan	—	(38.7)	—	(38.7)
Net cash provided by (used in) financing activities	248.1	0.3	(273.9)	(25.5)
Net increase (decrease) in cash and cash equivalents	(26.1)	20.9	—	(5.2)
Cash and cash equivalents:
Beginning of the period	26.1	6.9	—	33.0
End of the period	$—	$27.8	$—	$27.8

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended March 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3.7)	$146.4	$—	$142.7
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)	—	(9.5)
Proceeds from collection of escrow related to acquisition of business	—	0.2	—	0.2
Additions of equipment under sales-type and direct financing leases	—	(80.6)	—	(80.6)
Proceeds from collection of financing receivables	—	3.0	—	3.0
Additions to equipment under operating leases	—	(1.5)	—	(1.5)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(10.5)	—	(10.5)
Net cash used in investing activities	—	(98.2)	—	(98.2)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	3.3	2.6	—	5.9
Proceeds from the discounting of financing receivables	—	81.5	—	81.5
Retirements of discounted financing receivables	—	(5.7)	—	(5.7)
Deferred financing costs	—	(1.2)	—	(1.2)
Redemptions and repurchases of senior and subordinated notes	—	(135.7)	—	(135.7)
Borrowings on term loans, net of original issue discount	—	138.2	—	138.2
Repayments of term loans	—	(75.0)	—	(75.0)
Net change in accounts payable — floor plan	—	(55.1)	—	(55.1)
Net cash provided by (used in) financing activities	3.3	(50.4)	—	(47.1)
Net decrease in cash and cash equivalents	(0.4)	(2.2)	—	(2.6)
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$0.3	$24.6	$—	$24.9

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under Part II, Item 1A. Risk Factors and elsewhere in this quarterly report. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions;

•	a reduced demand for our information technology solutions;

•	a decrease in spending on technology products by our federal and local government clients;

•	the availability of products from vendor partners and maintenance of vendor relationships;

•	the role of rapid innovation and the introduction of new products in our industry;

•	our ability to compete effectively in a competitive industry;

•	the termination of our client contracts;

•	the failure to effectively develop, maintain and operate our information technology systems;

•	our inability to adequately maintain the security of our information technology systems and clients’ confidential information;

•	investments in new services and technologies may not be successful;

•	the costs of litigation and losses if we infringe on the intellectual property rights of third parties;

•	inaccurate estimates of pricing terms with our clients;

•	failure to comply with the terms of our public sector contracts;

•	any failures by third-party contractors upon whom we rely to provide our services;

•	any failures by third-party commercial delivery services;

•	our inability to retain or hire skilled technology professionals and key personnel;

•	the disruption to our supply chain if suppliers fail to provide products;

•	the risks associated with accounts receivables and inventory exposure;

•	the failure to realize the entire investment in leased equipment;

•	our inability to realize the full amount of our backlog;

•	our acquisitions may not achieve expectations;

•	fluctuations in our operating results;

•	potential litigation and claims;

•	changes in accounting rules, tax legislation and other legislation;

•	increased costs of labor and benefits;

•	our inability to focus our resources, maintain our business structure and manage costs effectively;

•	the failure to deliver technical support services of sufficient quality;

•	the failure to meet our growth objectives and strategies;

•	ineffectiveness of our internal controls;

•	the risks pertaining to our substantial level of indebtedness;

•	the ability to manage cybersecurity risks; and

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and, from time to time, in our other reports filed with the SEC.

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

Transaction costs include acquisition-related expenses (such as stay and retention bonuses), one-time severance charges, advisory and diligence fees, transaction-related legal, accounting, and tax fees, as well as professional fees and related out-of-pocket expenses associated with refinancing of debt and credit agreements and securities offerings.
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
We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Total revenue	$628.8	$665.1	$2,088.3	$2,091.7
Gross margin	142.1	139.4	433.6	433.2
Net income (loss)	(15.0)	0.6	(6.0)	119.5
Adjusted EBITDA	52.7	49.0	165.7	165.8
Adjusted EBITDA margin	8.4%	7.4%	7.9%	7.9%
Adjusted Net Income	$22.8	$26.8	$69.8	$89.9
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

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Adjusted EBITDA reconciliation:
Net income (loss)	$(15.0)	$0.6	$(6.0)	$119.5
Total depreciation and amortization(1)	21.7	22.1	65.3	66.6
Interest and other (income) expense	45.3	23.3	87.8	49.8
Income tax expense (benefit)	(15.9)	(5.6)	(9.6)	(83.5)
EBITDA	36.1	40.4	137.5	152.4
Adjustments:
Share-based compensation expense	7.9	3.1	8.9	5.6
Purchase accounting adjustments(2)	0.2	0.1	0.9	0.3
Transaction costs(3)	8.5	4.2	14.5	6.3
Other costs(4)	—	1.2	3.9	1.2
Total adjustments	16.6	8.6	28.2	13.4
Adjusted EBITDA	$52.7	$49.0	$165.7	$165.8

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

(3)
“Transaction costs” (i) of $8.5 million for the three months ended March 31, 2017 includes acquisition-related expenses of $5.0 million related to stay and retention bonuses, $1.8 million related to transaction-related advisory and diligence fees and $1.7 million of professional fees and expenses associated with debt refinancing ; (ii) of $4.2 million for the three months ended March 31, 2018 includes professional fees and expenses associated with debt refinancing of $2.9 million, acquisition-related expenses of $0.7 million related to stay and retention bonuses, $0.4 million related to transaction-related legal, accounting and tax fees and $0.2 million related to transaction-related advisory and diligence fees; (iii) of $14.5 million for the nine months ended March 31, 2017 includes acquisition expenses of $7.2 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $1.7 million of professional fees and expenses associated with debt refinancing and $0.4 million related to transaction-related legal, accounting and tax fees; and (iv) of $6.3 million for the nine months ended March 31, 2018 includes professional fees and expenses associated with debt refinancing of $2.9 million, acquisition-related expenses of $1.7 million related to stay and retention bonuses, $1.2 million related to transaction-related advisory and diligence fees in connection with the secondary offering of our common stock in November 2017 and $0.5 million related to transaction-related legal, accounting and tax fees.

(4)
“Other costs” (i) of $1.2 million for the three months ended March 31, 2018 related to severance charges associated with the retirement of our former Chief Financial Officer; (ii) of $3.9 million for the nine months ended March 31, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and $0.3 million related to severance charges; and (iii) of $1.2 million for the nine months ended March 31, 2018 related to severance charges associated with the retirement of our former Chief Financial Officer.

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
The reconciliation of Adjusted Net Income from net income for each of the periods presented is as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2017	2018	2017	2018
Adjusted Net Income reconciliation:
Net income (loss)	$(15.0)	$0.6	$(6.0)	$119.5
Adjustments:
Amortization of intangible assets	18.4	18.3	55.2	55.5
Amortization of debt issuance costs	1.7	1.0	5.1	3.6
Loss on extinguishment of debt	26.9	13.3	27.7	14.8
Share-based compensation expense	7.9	3.1	8.9	5.6
Purchase accounting adjustments	0.2	0.1	0.9	0.3
Transaction costs	8.5	4.2	14.5	6.3
Other costs	—	1.2	3.9	1.2
Revaluation of federal deferred taxes	—	(3.2)	—	(92.4)
Income tax impact of adjustments(1)	(25.8)	(11.8)	(40.4)	(24.5)
Total adjustments	37.8	26.2	75.8	(29.6)
Adjusted Net Income	$22.8	$26.8	$69.8	$89.9

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

Results of Operations - Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Revenue
Product	$519.1	$545.2	$26.1	5.0%
Service	109.7	119.9	10.2	9.3%
Total revenue	628.8	665.1	36.3	5.8%
Cost of revenue
Product	403.8	429.7	25.9	6.4%
Service	82.9	96.0	13.1	15.8%
Total cost of revenue	486.7	525.7	39.0	8.0%
Gross margin	142.1	139.4	(2.7)	(1.9)%
Product gross margin	115.3	115.5	0.2	0.2%
Service gross margin	26.8	23.9	(2.9)	(10.8)%
Product gross margin %	22.2%	21.2%		(1.0)%
Service gross margin %	24.4%	19.9%		(4.5)%
Total gross margin %	22.6%	21.0%		(1.6)%
Operating expenses
Selling expenses	70.8	70.2	(0.6)	(0.8)%
General and administrative expenses	27.9	26.1	(1.8)	(6.5)%
Transaction costs	8.5	4.2	(4.3)	(50.6)%
Depreciation and amortization	20.5	20.6	0.1	0.5%
Total operating expenses	127.7	121.1	(6.6)	(5.2)%
Selling, general and administrative expenses % of total revenue	15.7%	14.5%		(1.2)%
Operating income	14.4	18.3	3.9	27.1%
Interest and other (income) expense
Interest expense	18.3	10.1	(8.2)	(44.8)%
Loss on extinguishment of debt	26.9	13.3	(13.6)	(50.6)%
Other (income) expense, net	0.1	(0.1)	(0.2)	(200.0)%
Total interest and other (income) expense	45.3	23.3	(22.0)	(48.6)%
Loss before income taxes	(30.9)	(5.0)	25.9	(83.8)%
Income tax benefit	(15.9)	(5.6)	10.3	(64.8)%
Net income (loss)	$(15.0)	$0.6	$15.6	(104.0)%
Adjusted EBITDA	$52.7	$49.0	$(3.7)	(7.0)%
Adjusted Net Income	$22.8	$26.8	$4.0	17.5%

Revenue

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Revenue
Product	$519.1	$545.2	$26.1	5.0%
Service	109.7	119.9	10.2	9.3%
Total revenue	$628.8	$665.1	$36.3	5.8%
Total revenue increased $36.3 million, or 5.8%, to $665.1 million for the three months ended March 31, 2018, compared to total revenue of $628.8 million for the three months ended March 31, 2017. Revenue growth was driven by delivery of orders that were in backlog at the end of the second quarter of 2018 into revenue, strong growth in Digital Infrastructure solutions, and a higher proportion of services as part of our solutions. Revenue growth was negatively impacted by continued weakness in sales to the federal government as compared to the prior year period, and the accelerating growth in our backlog orders believed to be firm which was 19% higher as of March 31, 2018, compared to the prior year period. Included in the overall growth in backlog, we noted increasing demand for our public cloud solutions, managed services offerings and other recurring revenue projects. We saw our backlog of contracted recurring revenue grow 17% over the prior year period, highlighting the transition of a growing component of our revenue that will be recognized over time.
Revenue from sales of product increased $26.1 million, or 5.0%, to $545.2 million for the three months ended March 31, 2018, compared to product revenue of $519.1 million for the three months ended March 31, 2017. The increase in product revenue was driven by sales of networking infrastructure hardware and third party support services.
Revenue from sales of services increased $10.2 million, or 9.3%, to $119.9 million for the three months ended March 31, 2018, compared to service revenue of $109.7 million for the three months ended March 31, 2017. The increase in service revenue reflects our standing as a trusted adviser to our clients on all of their IT transformation projects, as well as, a significant increase in revenue from our managed services offerings.

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Revenue by solution area
Cloud	$119.0	$102.2	$(16.8)	(14.1)%
Security	89.2	83.9	(5.3)	(5.9)%
Digital Infrastructure	420.6	479.0	58.4	13.9%
Total revenue	$628.8	$665.1	$36.3	5.8%
Cloud revenue decreased $16.8 million, or 14.1%, to $102.2 million in the three months ended March 31, 2018, compared to $119.0 million for the three months ended March 31, 2017, driven by the overall market softness experienced by our primary OEM in the space. In addition, we lapped a very strong third quarter fiscal 2017 where we achieved 52% growth driven by a number of large data center modernization projects that did not reoccur. The decline in Cloud revenue occurred in both our middle-market and large clients. In the middle-market, decline was driven by healthcare and information technology clients. Our large client market experienced a decline in Cloud revenue in the period attributed to the retail industry.
Security revenue decreased $5.3 million, or 5.9%, to $83.9 million in the three months ended March 31, 2018, compared to $89.2 million in the three months ended March 31, 2017. During the quarter, we experienced strong demand for Security solutions in the form of client orders, but delays in delivering these solutions resulted in lower revenue recognition resulting a decline in Security revenue compared to the prior year. We experienced lower Security revenue with middle-market clients particularly within the financial services and education verticals.

Digital Infrastructure revenue increased $58.4 million, or 13.9%, to $479.0 million in the three months ended March 31, 2018 compared to $420.6 million in the three months ended March 31, 2017. The increase was led by infrastructure investments by our mid-market and government clients. In the mid-market, growth was driven by healthcare and information technology. In the government sector, not-for-profit financial services and federal customers drove the increase.
Gross Margin

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Gross margin
Product gross margin	$115.3	$115.5	$0.2	0.2%
Service gross margin	26.8	23.9	(2.9)	(10.8)%
Gross margin	$142.1	$139.4	$(2.7)	(1.9)%
Product gross margin %	22.2%	21.2%		(1.0)%
Service gross margin %	24.4%	19.9%		(4.5)%
Total gross margin %	22.6%	21.0%		(1.6)%
Total gross margin decreased $2.7 million, or 1.9%, to $139.4 million for the three months ended March 31, 2018, as compared to $142.1 million for the three months ended March 31, 2017, as an increase in total revenue of 5.8% between periods was more than offset by a decline in both product and service margins. As a percentage of total revenue, total gross margin decreased 160 basis points to 21.0% for the three months ended March 31, 2018, down from 22.6% of revenue for the three months ended March 31, 2017.
Product gross margin increased $0.2 million, or 0.2%, to $115.5 million for the three months ended March 31, 2018, as compared to $115.3 million for the three months ended March 31, 2017. Product gross margin as a percentage of product revenue was 21.2% for the three months ended March 31, 2018, a decrease of 100 basis points from 22.2% for the three months ended March 31, 2017. The decline in gross margin percentage was driven by the combination of a decline in vendor incentive rebates and lower margins in collaboration and mobility hardware which was partially offset by an increased mix of revenue from third party support services.
Service gross margin decreased $2.9 million, or 10.8%, to $23.9 million for the three months ended March 31, 2018, as compared to $26.8 million for the three months ended March 31, 2017. Services gross margin as a percentage of revenue was 19.9% for the three months ended March 31, 2018, a decrease of 450 basis points from 24.4% for the three months ended March 31, 2017. The primary driver of the decline in total service margins was driven by an increase in incentive compensation for our engineering resources and continued investments in enhancing the capabilities of our managed services offerings and cloud-related service offerings.
Operating Expenses

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Operating expenses
Selling expenses	$70.8	$70.2	$(0.6)	(0.8)%
General and administrative expenses	27.9	26.1	(1.8)	(6.5)%
Selling, general and administrative expenses	98.7	96.3	(2.4)	(2.4)%
Transaction costs	8.5	4.2	(4.3)	(50.6)%
Depreciation and amortization	20.5	20.6	0.1	0.5%
Total operating expenses	$127.7	$121.1	$(6.6)	(5.2)%
Selling, general and administrative expenses % of total revenue	15.7%	14.5%		(1.2)%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A decreased $2.4 million, or 2.4%, to $96.3 million during the three months ended March 31, 2018, as compared to $98.7 million for the three months ended March 31, 2017. The overall decline in SG&A was primarily related to the decline in share based compensation expense, partly offset by $1.2 million of severance expense recorded in the current period related to the retirement of our former Chief Financial Officer. SG&A as a percentage of revenue decreased 120 basis points from 15.7% of revenue for the three months ended March 31, 2017 to 14.5% for three months ended March 31, 2018 due to the 5.8% increase in total revenue and the decline in SG&A.

Transaction costs declined $4.3 million to $4.2 million in the three months ended March 31, 2018 due to lower expenses related to certain stay and retention bonuses and lower transaction-related advisory and diligence fees when compared to the three months ended March 31, 2017.
Interest and Other (Income) Expense

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Interest and other (income) expense
Interest expense	$18.3	$10.1	$(8.2)	(44.8)%
Loss on extinguishment of debt	26.9	13.3	(13.6)	(50.6)%
Other (income) expense, net	0.1	(0.1)	(0.2)	(200.0)%
Total interest and other (income) expense	$45.3	$23.3	$(22.0)	(48.6)%

Interest and other (income) expense decreased $22.0 million, or 48.6%, to $23.3 million for the three months ended March 31, 2018, from $45.3 million in the three months ended March 31, 2017 primarily due to smaller losses on extinguishment of debt and lower interest expense resulting from lower outstanding debt and reduced interest rates on outstanding debt.
The $13.3 million loss on extinguishment of debt in the three months ended March 31, 2018 resulted from the debt refinancing transactions in January 2018 which included the redemption of $125.0 million of Senior Notes, as well as a $25.0 million voluntary prepayment on the term loan facility in March 2018.
The $8.2 million decline in interest expense for the three months ended March 31, 2018 primarily resulted from $7.7 million of lower interest expense associated with the Company’s Senior and Subordinated Notes that were redeemed and repurchased in the Company’s March 2017 initial public offering and the $125.0 million redemption of the Senior Notes as part of the January 2018 refinancing transactions. The interest expense reflects both the impact of a lower average interest rate on our outstanding debt in the current period and a reduction in the outstanding principal due to voluntary prepayments.

Income Tax Benefit

	Three months ended March 31,		Change
(in millions)	2017	2018	$	%
Loss before income taxes	$(30.9)	$(5.0)	$25.9	(83.8)%
Income tax benefit	(15.9)	(5.6)	10.3	(64.8)%
Net income (loss)	$(15.0)	$0.6	$15.6	(104.0)%
The income tax benefit was $5.6 million in the three months ended March 31, 2018, compared to $15.9 million in the three months ended March 31, 2017. The effective tax rate was 112.0% in the three months ended March 31, 2018, compared to 51.5% in the three months ended March 31, 2017. The increase in the effective tax rate was impacted by the $3.2 million benefit due to the revaluation of net deferred income tax liabilities, or 64.0%, $0.9 million excess tax benefit on share-based compensation, or 18.0%, and the impact of permanent differences including the cumulative impact of the TCJA, which reduced our U.S. federal statutory rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018.
Adjusted EBITDA
Adjusted EBITDA decreased $3.7 million, or 7.0%, to $49.0 million for the three months ended March 31, 2018, from $52.7 million for the three months ended March 31, 2017, driven by gross margin percent contraction in the period in addition to an increase in SG&A excluding share-based compensation expense. Adjusted EBITDA in the prior year period benefited from lower incentive compensation to employees that did not reoccur in the current year period. Adjusted EBITDA margin was 7.4% for the three months ended March 31, 2018 compared to 8.4% for the three months ended March 31, 2017.
Adjusted Net Income
Adjusted Net Income increased $4.0 million, or 17.5%, to $26.8 million for the three months ended March 31, 2018, from $22.8 million in the three months ended March 31, 2017. The results were favorably impacted by the TCJA and lower interest expense in the three months ended March 31, 2018.

Results of Operations - Nine Months Ended March 31, 2018 compared to the Nine Months Ended March 31, 2017

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Revenue
Product	$1,757.8	$1,714.1	$(43.7)	(2.5)%
Service	330.5	377.6	47.1	14.3%
Total revenue	2,088.3	2,091.7	3.4	0.2%
Cost of revenue
Product	1,394.9	1,359.3	(35.6)	(2.6)%
Service	259.8	299.2	39.4	15.2%
Total cost of revenue	1,654.7	1,658.5	3.8	0.2%
Gross margin	433.6	433.2	(0.4)	(0.1)%
Product gross margin	362.9	354.8	(8.1)	(2.2)%
Service gross margin	70.7	78.4	7.7	10.9%
Product gross margin %	20.6%	20.7%		0.1%
Service gross margin %	21.4%	20.8%		(0.6)%
Total gross margin %	20.8%	20.7%		(0.1)%
Operating expenses
Selling expenses	204.9	201.0	(3.9)	(1.9)%
General and administrative expenses	80.7	77.8	(2.9)	(3.6)%
Transaction costs	14.5	6.3	(8.2)	(56.6)%
Depreciation and amortization	61.3	62.3	1.0	1.6%
Total operating expenses	361.4	347.4	(14.0)	(3.9)%
Selling, general and administrative expenses % of total revenue	13.7%	13.3%		(0.4)%
Operating income	72.2	85.8	13.6	18.8%
Interest and other (income) expense
Interest expense	59.9	35.3	(24.6)	(41.1)%
Loss on extinguishment of debt	27.7	14.8	(12.9)	(46.6)%
Other (income) expense, net	0.2	(0.3)	(0.5)	(250.0)%
Total interest and other (income) expense	87.8	49.8	(38.0)	(43.3)%
Income (loss) before income taxes	(15.6)	36.0	51.6	(330.8)%
Income tax benefit	(9.6)	(83.5)	(73.9)	n.m.
Net income (loss)	$(6.0)	$119.5	$125.5	n.m.
Adjusted EBITDA	$165.7	$165.8	$0.1	0.1%
Adjusted Net Income	$69.8	$89.9	$20.1	28.8%
____________________
n.m. - not meaningful

Revenue

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Revenue
Product	$1,757.8	$1,714.1	$(43.7)	(2.5)%
Service	330.5	377.6	47.1	14.3%
Total revenue	$2,088.3	$2,091.7	$3.4	0.2%
Total revenue increased $3.4 million, or 0.2%, to $2,091.7 million for the nine months ended March 31, 2018, compared to total revenue of $2,088.3 million for the nine months ended March 31, 2017. Our revenue in the period was negatively impacted by a decline in sales to the federal government, the impact of a higher proportion of our revenue being recognized over time, a

19% increase in backlog orders believed to be firm as of March 31, 2018 compared to the prior year period. This decrease was partially offset by the growth of Security solutions and a higher proportion of services as part of our solutions.
Revenue from sales of product decreased $43.7 million, or 2.5%, to $1,714.1 million for the nine months ended March 31, 2018, compared to product revenue of $1,757.8 million for the nine months ended March 31, 2017. The decline in product revenue is attributable to decline in hardware sales, particularly collaboration equipment.
Revenue from sales of services increased $47.1 million, or 14.3%, to $377.6 million for the nine months ended March 31, 2018, compared to service revenue of $330.5 million for the nine months ended March 31, 2017. The increase in service revenue reflects our ability to partner with our vendors to engage clients on all of their IT transformation projects as well as strong growth in our managed services offerings. In the period, several large vendor partner engagements contributed to the overall growth in services revenue.

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Revenue by solution area
Cloud	$367.1	$346.6	$(20.5)	(5.6)%
Security	225.7	278.2	52.5	23.3%
Digital Infrastructure	1,495.5	1,466.9	(28.6)	(1.9)%
Total revenue	$2,088.3	$2,091.7	$3.4	0.2%
Cloud revenue decreased $20.5 million, or 5.6%, to $346.6 million in the nine months ended March 31, 2018, compared to $367.1 million for the nine months ended March 31, 2017, driven by a combination of overall market softness experienced by our primary OEM in the space, a very strong third quarter fiscal 2017 where we achieved 52% growth driven by a number of large data center modernization projects that did not reoccur, and the migration of clients to public cloud instances as part of a multi-cloud solution where revenue is recognized over time. The decline in Cloud revenue was mainly driven by healthcare clients as well as state and local government clients.
Security revenue increased $52.5 million, or 23.3%, to $278.2 million in the nine months ended March 31, 2018, compared to $225.7 million in the nine months ended March 31, 2017 as the continued disclosure of high profile data security breaches by companies without sufficient security protection have driven strong demand for our security solutions. During the year-to-date period, we have experienced broad-based growth across our portfolio of security services and technology partners driven by higher demand across all of our market segments particularly in the mid-market and large sector. In the middle-market, education and healthcare clients experienced strong growth, while in the large client sector our growth was driven by financial services and retail clients.

Digital Infrastructure revenue decreased $28.6 million, or 1.9%, to $1,466.9 million in the nine months ended March 31, 2018, compared to $1,495.5 million in the nine months ended March 31, 2017. Government clients, including federal as well as state and local governments, experienced the most pronounced decline in core infrastructure solutions.
Gross Margin

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Gross margin
Product gross margin	$362.9	$354.8	$(8.1)	(2.2)%
Service gross margin	70.7	78.4	7.7	10.9%
Gross margin	$433.6	$433.2	$(0.4)	(0.1)%
Product gross margin %	20.6%	20.7%		0.1%
Service gross margin %	21.4%	20.8%		(0.6)%
Total gross margin %	20.8%	20.7%		(0.1)%
Total gross margin decreased $0.4 million, or 0.1%, to $433.2 million for the nine months ended March 31, 2018, as compared to $433.6 million for the nine months ended March 31, 2017. As a percentage of total revenue, total gross margin decreased 10 basis points to 20.7% for the nine months ended March 31, 2018, down from 20.8% of revenue for the nine months ended March 31, 2017.
Product gross margin decreased $8.1 million, or 2.2%, to $354.8 million for the nine months ended March 31, 2018, as compared to $362.9 million for the nine months ended March 31, 2017 due to the product revenue decline of 2.5%. Product gross margin as a percentage of revenue was 20.7% for the nine months ended March 31, 2018, an increase of 10 basis points from 20.6% for the nine months ended March 31, 2017.
Service gross margin increased $7.7 million, or 10.9%, to $78.4 million for the nine months ended March 31, 2018, as compared to $70.7 million for the nine months ended March 31, 2017 primarily attributed to the 14.3% service revenue growth in the period, partly offset by a decrease of 60 basis points in services gross margin as a percentage of revenue to 20.8% for the nine months ended March 31, 2018, from 21.4% for the nine months ended March 31, 2017. The primary driver of the decline in total service margins was driven by an increase in incentive compensation to our engineers and continued investments in enhancing the capabilities of our managed services offerings.
Operating Expenses

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Operating expenses
Selling expenses	$204.9	$201.0	$(3.9)	(1.9)%
General and administrative expenses	80.7	77.8	(2.9)	(3.6)%
Selling, general and administrative expenses	285.6	278.8	(6.8)	(2.4)%
Transaction costs	14.5	6.3	(8.2)	(56.6)%
Depreciation and amortization	61.3	62.3	1.0	1.6%
Total operating expenses	$361.4	$347.4	$(14.0)	(3.9)%
Selling, general and administrative expenses % of total revenue	13.7%	13.3%		(0.4)%

SG&A decreased $6.8 million, or 2.4%, to $278.8 million during the nine months ended March 31, 2018, as compared to $285.6 million for the nine months ended March 31, 2017. The decrease in SG&A was primarily attributed to a lower share-based compensation expense in the current year, as well as a decline in selling and administrative personnel. SG&A as a percentage of revenue was 13.3% of revenue for the nine months ended March 31, 2018, or 40 basis points lower than the nine months ended March 31, 2017.
Transaction costs declined $8.2 million to $6.3 million in the nine months ended March 31, 2018 primarily due to lower expense related to certain stay and retention bonuses and lower expenses on transaction-related advisory and diligence fees when compared to the nine months ended March 31, 2017.
Interest and Other (Income) Expense

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Interest and other (income) expense
Interest expense	$59.9	$35.3	$(24.6)	(41.1)%
Loss on extinguishment of debt	27.7	14.8	(12.9)	(46.6)%
Other (income) expense, net	0.2	(0.3)	(0.5)	(250.0)%
Total interest and other (income) expense	$87.8	$49.8	$(38.0)	(43.3)%
Interest and other (income) expense decreased $38.0 million, or 43.3%, to $49.8 million for the nine months ended March 31, 2018, from $87.8 million in the nine months ended March 31, 2017 primarily due to lower interest expense resulting from lower outstanding debt, reduced interest rates on outstanding debt, and smaller losses on extinguishment of debt.

The $24.6 million decline in interest expense for the nine months ended March 31, 2018 was primarily related to $18.6 million of lower interest expense associated with the Company’s Senior Notes and Senior Subordinated Notes that were partly redeemed and repurchased in the Company’s March 2017 initial public offering and the $125.0 million redemption of the Senior Notes as part of the January 2018 refinancing transactions, and $6.4 million of lower interest expense associated with the Company’s term loan facility reflecting the impact of a lower average interest rate on our outstanding debt in the current period and a reduction in the outstanding principal due to voluntary prepayments.
The $14.8 million loss on extinguishment of debt in the nine months ended March 31, 2018 resulted from the debt refinancing transactions in January 2018 which included the redemption of $125.0 million of Senior Notes, as well as $75.0 million in cumulative voluntary prepayments on the term loan facility during the nine months ended March 31, 2018.

Income Tax Benefit

	Nine months ended March 31,		Change
(in millions)	2017	2018	$	%
Income (loss) before income taxes	$(15.6)	$36.0	$51.6	(330.8)%
Income tax benefit	(9.6)	(83.5)	(73.9)	n.m.
Net income (loss)	$(6.0)	$119.5	$125.5	n.m.
The income tax benefit was $83.5 million in the nine months ended March 31, 2018, compared to income tax benefit of $9.6 million in the nine months ended March 31, 2017. The effective tax rate was (231.9)% in the nine months ended March 31, 2018, compared to 61.5% in the nine months ended March 31, 2017. The decline in the effective tax rate in the current year was impacted by the $92.4 million benefit due to the revaluation of deferred income tax assets and liabilities, or (256.7)%, the impact of the $3.0 million excess tax benefit on share-based compensation, or (8.3)%, and the impact of permanent differences including the TCJA which reduced our U.S. federal statutory rate from 35.0% to 28.1% for our fiscal year ending June 30, 2018.
Adjusted EBITDA
Adjusted EBITDA increased $0.1 million, or 0.1%, to $165.8 million for the nine months ended March 31, 2018, from $165.7 million for the nine months ended March 31, 2017. Adjusted EBITDA margin was 7.9% for the nine months ended March 31, 2018, flat compared to 7.9% for the nine months ended March 31, 2017.
Adjusted Net Income
Adjusted Net Income increased $20.1 million, or 28.8%, to $89.9 million for the nine months ended March 31, 2018, from $69.8 million in the nine months ended March 31, 2017. The increase was attributable to the impact of the TCJA and lower interest expense in the nine months ended March 31, 2018.

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
Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine months ended March 31,
	2017	2018
Net cash provided by (used in)
Operating activities	$96.3	$142.7
Investing activities	(76.0)	(98.2)
Net change in accounts payable — floor plan	(38.7)	(55.1)
Other financing activities	13.2	8.0
Financing activities	(25.5)	(47.1)
Net decrease in cash and cash equivalents	$(5.2)	$(2.6)
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
Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Nine months ended March 31,
	2017	2018
Impact of tax deductible goodwill and intangible assets	$9.0	$7.7
Nine months ended March 31, 2018: Net cash provided by operating activities for the nine months ended March 31, 2018 was $142.7 million. This was primarily attributed to net income of $119.5 million adjusted for: $55.5 million of intangible amortization expense, $11.1 million of total property and equipment depreciation expense, $3.6 million of amortization of debt issuance costs, $14.8 million of losses on extinguishment of debt, $5.6 million of share-based compensation expense and a $21.1 million decrease in our working capital components, partially offset by a $88.0 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in cash disbursements for accounts payable — trade partially offset by an increase in cash disbursements for accrued expenses and other liabilities.

Nine months ended March 31, 2017: Net cash provided by operating activities for the nine months ended March 31, 2017 was $96.3 million. This was primarily attributed to net loss of $6.0 million adjusted for: $55.2 million of intangible amortization expense, $10.1 million for total property and equipment depreciation expense, $5.1 million of amortization of debt issuance costs, $27.7 million of losses on extinguishment of debt, $8.9 million of share-based compensation, and a $10.9 million decrease in our working capital components, partially offset by a $14.4 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in inventory associated with the timing of purchases of equipment and the related sales to our customers. Prepaid expenses and other assets increased during the nine months due to an increase in non-current customer receivables which was offset by a corresponding increase in accrued expenses and other liabilities for the non-current liability to the manufacturer. Unbilled and accounts receivable decreased with an associated decrease in accounts payable-trade associated with customer collections and vendors purchases.
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
Nine months ended March 31, 2018: Net cash used in investing activities for the nine months ended March 31, 2018 was $98.2 million. Cash was primarily used for additional investments in discounted client equipment leases of $80.6 million in support of our business, $9.5 million related to an acquisition and the purchase of property and equipment of $10.5 million.
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
Nine months ended March 31, 2018: Net cash used in financing activities for the nine months ended March 31, 2018 was $47.1 million, comprised of cash outflows of $55.1 million due to the reduction in accounts payable — floor plan partly offset by cash inflows of $8.0 million of other financing activities. The $8.0 million of cash inflows in other financing activities was primarily the result of $81.5 million in proceeds from discounting financing receivables and $5.9 million of proceeds from issuance of common stock under share-based compensation plans, mostly offset by $75.0 million in repayments on term loans and $5.7 million of retirements of discounted financing receivables.
Nine months ended March 31, 2017: Net cash used in financing activities for the nine months ended March 31, 2017 was $25.5 million, comprised of a $38.7 million of net repayments on the accounts payable — floor plan facility and $13.2 million of other financing activities. The $13.2 million of other financing activities was primarily the result of $247.5 million of proceeds from the initial public offering and $86.5 million in proceeds from discounting financing receivables offset by repayments of $5.0 million on the receivables securitization facility, $230.8 million in repurchases and redemptions of our Senior and Subordinated Notes including redemption premiums and debt extinguishment costs, $80.5 million in repayments on terms loans, and $4.4 million of retirements of discounted financing receivable.
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

(in millions, except ratio data)	June 30, 2017		March 31, 2018
Net debt	$724.1		$666.7
Net working capital ratio	1.00	x	1.04	x
Available liquidity	$251.5		$302.1

	Nine months ended March 31,
(in millions)	2017	2018
Free cash flow	$63.1	$74.5
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. For the three months ended March 31, 2018, we were able to reduce our debt using cash from operations. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of March 31, 2018 and June 30, 2017 (in millions):

	June 30, 2017	March 31, 2018
Total long-term debt, net of debt issuance costs	$730.7	$675.4
Unamortized debt issuance costs	20.9	16.2
Cash and cash equivalents	(27.5)	(24.9)
Net debt	$724.1	$666.7
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.04x and 1.00x as of March 31, 2018 and June 30, 2017, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of June 30, 2017 and March 31, 2018 (in millions):

	June 30, 2017	March 31, 2018
Cash and cash equivalents	$27.5	$24.9
Availability under the revolving credit facility	48.5	48.2
Availability under the receivables securitization facility	175.5	229.0
Available liquidity	$251.5	$302.1

Available liquidity increased from $251.5 million at June 30, 2017 to $302.1 million at March 31, 2018 primarily as a result of increased availability under our receivables securitization facility associated with an increase in the collateral base.

The following table presents amounts outstanding under our primary sources of liquidity as of March 31, 2018 and June 30, 2017 (in millions):

	June 30, 2017	March 31, 2018
Cash and cash equivalents	$27.5	$24.9
Accounts payable—floor plan facility	$264.9	$209.8
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2022	626.6	—
Term loan facility, due February 2024	—	691.6
Senior Notes, 10.25% due February 2023	125.0	—
Total long-term debt	$751.6	$691.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to include: (i) the impact of net borrowings (repayments) on the floor plan facility, (ii) the aggregate net cash impact of our leasing business and (iii) the purchases of property and equipment.

The following table presents the aggregate net cash impact of our leasing business for the nine months ended March 31, 2017 and 2018 (in millions):

	Nine months ended March 31,
	2017	2018
Additions of equipment under sales-type and direct financing leases	$(76.3)	$(80.6)
Proceeds from collection of financing receivables	8.8	3.0
Additions to equipment under operating leases	(1.6)	(1.5)
Proceeds from disposition of equipment under operating leases	1.4	0.7
Proceeds from the discounting of financing receivables	86.5	81.5
Retirements of discounted financing receivables	(4.4)	(5.7)
Aggregate net cash impact of leasing business	$14.4	$(2.6)

The following table presents reconciliation of free cash flow from net cash provided by operating activities for the nine months ended March 31, 2017 and 2018 (in millions):

	Nine months ended March 31,
	2017	2018
Net cash provided by operating activities	$96.3	$142.7
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	(38.7)	(55.1)
Aggregate net cash impact of leasing business	14.4	(2.6)
Purchases of property and equipment	(8.9)	(10.5)
Total adjustments	(33.2)	(68.2)
Free cash flow	$63.1	$74.5
Commitments and Contingencies
See the information set forth in Note 10 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We had $1.8 million and $1.5 million of outstanding letters of credit on our revolving credit facility as of March 31, 2018 and June 30, 2017, respectively. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Except as described under Note 1 (Recent Accounting Pronouncements Adopted During the Fiscal Year) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our accounting policies have not changed from those reported in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of the June 30, 2017 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See the information set forth in Note 1 (Recent Accounting Pronouncements Adopted During the Period and Recent Accounting Pronouncements Not Yet Adopted) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impact of Inflation
Inflation has not had a material impact on our operating results. We generally have been able to pass along price increases to our customers, though certain economic factors and technological advances in recent years have tended to place downward pressure on pricing.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
Our market risks relate primarily to changes in interest rates. The interest rates on the term loans and other borrowings, if any, under our Credit Agreement are floating and, therefore, are subject to fluctuations. To manage this risk, we may enter into interest rate swaps to add stability to interest expense and to manage our exposure to interest rate fluctuations.
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
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Upon closing of our acquisition of Red Sky Solutions, LLC on April 3, 2018, certain selling shareholders of the target company received as part of the purchase price an aggregate of 269,287 restricted shares of our common stock, subject to a time-based lockup period. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act. The shares are deemed restricted securities for purposes of the Securities Act.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017.	S-8	3.2	3/13/2017
10.1	Incremental Assumption Agreement and Amendment No. 6, dated January 5, 2018, by and among Presidio, LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	10-Q	10.2	2/8/2018
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Filed herewith.
**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: May 10, 2018	By:	/S/ NEIL O. JOHNSTON
Neil O. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)