Form 10-K
period 2018-06-30
Presidio, Inc.
filed 2018-09-06
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

☐	Large accelerated filer		☒	Accelerated filer
☐	Non-accelerated filer	(Do not check if a smaller reporting company)	☐	Smaller reporting company
☐	Emerging growth company
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 31, 2018, the latest practicable date, 92,953,627 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding. The aggregate market value of the registrant's common stock, $0.01 par value, held by non-affiliates of the registrant as of December 29, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $637.2 million, based upon the last reported sales price for such date on the NASDAQ Global Select Market.

Documents Incorporated By Reference
Portions of the registrant's proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Part I

Item 1.         Business

Company Overview

Presidio, Inc. (together with its subsidiaries, the "Company," "Presidio" or "we") is a leading provider of information technology (“IT”) solutions to the middle market in North America. We enable business transformation through our expertise in IT solutions for agile, secure infrastructure solution sets, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led, lifecycle model leads to ongoing client engagement. As of June 30, 2018, we serve approximately 8,000 middle-market, large, and government organizations across a diverse range of industries.

Our clients are increasing dependent on Presidio to develop best of breed, vendor-agnostic agile, secure infrastructure solution sets comprised of Digital Infrastructure, Cloud, and Security solutions, which are described in more detail throughout this Annual Report on Form 10-K. Through our increasing focus agile, secure infrastructure sets, we believe we are well positioned to benefit from the rapid growth in demand for Digital Infrastructure, Cloud and Security technologies. Within our three solutions areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of such solutions include advanced networking, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration and mobility.

The middle market is a highly attractive segment of the IT services market, and we are differentiated by our strategic focus on this attractive segment. The increasing potential and complexity of emerging technologies and digital transformation are creating more demand for our solutions and services. Customers in the middle market are usually large enough to have substantial technology needs but typically have fewer IT resources and lack the broad expertise required to develop the necessary solutions as compared to larger companies. As a trusted solutions provider, our clients rely on us for IT investment decisions. We simplify IT for them by building solutions utilizing what we view as the best possible technologies. Since many large-scale IT service providers focus on larger enterprises, and because many resellers are unable to provide end-to-end solutions, we believe the middle market has remained underpenetrated and underserved.

We develop and maintain our long-term client relationships through a localized direct sales force of approximately 500 employees based in over 60 offices across the United States as of June 30, 2018. As a strategic partner and trusted advisor to our clients, we provide the expertise to implement new solutions, as well as optimize and better leverage existing IT resources. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of over 1,600 engineers as of June 30, 2018, enabling us to architect and manage the ideal IT solutions for our clients. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win, retain and expand our client relationships.

Our client base is diversified across individual customers and industry verticals. In our fiscal year ended June 30, 2018, only 21% of our revenue was attributable to our top 25 clients by revenue and no industry vertical accounted for more than 19% of our revenue. Among the verticals that we serve, healthcare, government, financial services, education, and professional services are our largest categories. We believe that our diversified client profile is a key driver of our ability to generate growth across different economic and technology cycles.

As of June 30, 2018, our backlog orders believed to be firm was approximately $582 million, compared to approximately $500 million as of June 30, 2017. Our backlog orders believed to be firm represents executed but unfulfilled client orders that we expect to result in actual revenue in future periods. The actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control, and such realization may never occur or may change because an order could be reduced, modified or terminated early. Due to these uncertainties, we estimate that approximately $144 million of our backlog orders believed to be firm as of June 30, 2018 will not be fulfilled within the current fiscal year. Refer to the "Risk Factors" section for additional information about risks concerning our backlog orders. Additional financial information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Annual Report on Form 10-K.

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

Develop New Client Relationships

We believe the diverse and fragmented nature of the North American IT services market provides us with a significant opportunity to further grow our client base. We have developed domain expertise managing complex technologies and vertical specific-challenges, which makes us a compelling choice for potential clients looking for an IT solutions partner. Our efforts to develop new client relationships are supported by our existing, referable client base. With our technological capabilities and proven record of success with clients, we are well positioned to acquire more clients as the need grows for consulting, deployment, integration and managed services. We also conduct highly coordinated marketing and sales activities using the strength of the Presidio brand to win new clients and penetrate highly localized markets. In these markets, we are well positioned against smaller regional IT providers who lack the resources to invest in increasingly advanced IT solutions.

Develop and Offer New Services and Solutions

We focus on providing our clients with the highest quality, optimal solutions for their complex IT needs. We have developed innovative solutions for our clients across technology cycles and are currently developing and providing solutions based on emerging IT trends. Digital Infrastructure, Cloud and Security are some of the fastest growing areas of IT spend and we are focused on developing and deploying new solutions to serve these markets. For example, Presidio Concierge offering and our Next Generation Risk Management (“NGRM”) security offering help solve complex IT problems associated with these trends resulting in agile, secure infrastructure platforms. Through our national team of engineers, we maintain institutional knowledge and services capabilities that are adaptable, scalable, and transferable. We are constantly improving our offerings and developing new services and solutions for our clients, which we expect to drive incremental growth from existing and new clients.

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

Pursue Strategic Acquisitions

We expect to continue to consider strategic acquisitions that can increase our technology expertise and geographic presence. We believe that our M&A strategy enhances and augments all of our growth avenues, including gaining capabilities, cross-selling to our existing clients and entering new markets and verticals. Since 2004, we have acquired and successfully integrated twelve companies, capitalizing on our scale, client relationships and vendor partnerships to drive margin expansion post-acquisition. In 2015, we acquired Sequoia Worldwide, LLC ("Sequoia"), a consulting, integration, and services company headquartered in California, which provided us with improved cloud consulting and integration capabilities. In 2016, we acquired Netech Corporation, an IT solutions provider headquartered in Michigan, which provided us with 11 offices to penetrate significant opportunities in the Midwestern United States. During our fiscal year ended June 30, 2018, we completed two acquisitions. In August 2017, we acquired Emergent Networks, LLC ("Emergent"), an IT solutions provider which expanded our geographic footprint into Minnesota and, in April 2018, we acquired Red Sky Solutions, LLC ("Red Sky"), which expanded our presence in the southwestern United States. We have been successful at integrating our acquisitions and retaining key management talent. These acquisitions are complementary with new office openings and the organic expansion of our presence in existing geographic markets. We expect to continue to selectively pursue acquisition opportunities within the highly fragmented IT solutions market, with a focus on enhancing our solutions offerings and geographic presence.

Our Competition

We believe we are the only national, vendor-agnostic IT services company that provides advanced end-to-end solutions through local high-touch relationships to the middle market. We believe we are competitively differentiated by our broad range of capabilities that we combine to offer best-in-class solutions to the middle market. We incorporate high-value services including strategy and consulting, design, implementation, optimization, and managed services, as well as technology expertise and strong vendor relationships. Across our solutions, we compete with companies such as Accenture, CDW, Deloitte, WWT, Dimension Data, DXC Technologies, ePlus, and Optiv. We categorize our competitors as:

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

Founded in 1990, Apollo Global Management, LLC (together with its consolidated subsidiaries, "Apollo") is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Chicago, St. Louis, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. As of March 31, 2018, Apollo had assets under management of approximately $247 billion in private equity, credit and real estate funds, invested across a core group of nine industries in which Apollo has considerable knowledge and resources. For more information about Apollo, please visit www.agm.com. Information contained on Apollo’s website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K.

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

We also have pending U.S. patent applications related to our cloud management solution known as Presidio Managed Cloud, which is now part of Presidio Concierge. No patents have been issued from these applications yet and the likelihood of receiving patent protection based on these applications is not yet clear. Once issued, a patent generally has a term of 20 years from the date the application for the patent is filed. Seeking patent protection is part of our strategy for competitively differentiating our hybrid cloud solution, but patent protection is not essential to our company as a whole or to our Presidio Managed Cloud or Presidio Concierge business.

Employees

As of June 30, 2018, we had approximately 2,900 full-time employees in 68 locations across the United States. Included in this total is a localized direct sales force of approximately 500 employees as well as a team of over 1,600 engineers. As of June 30, 2018, none of our employees were covered by a collective bargaining agreement.

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
We provide IT services to various government agencies, including federal, state and local government entities. For the fiscal year ended June 30, 2018, 10% of our revenue came from sales to state and local governments and 4% of our revenue was derived from sales to the federal government. These sales may be impacted by government spending policies, budget priorities and revenue levels.
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
While we purchase from a diverse vendor base, we have significant supplier relationships with our vendor partners Cisco Systems, Inc. (“Cisco”) and Dell Technologies, Inc. (“Dell/EMC”). For the fiscal year ended June 30, 2018, Cisco provided products that made up 64% of our purchases from all manufacturers, while Dell/EMC provided products that constituted 9% of our purchases from all manufacturers. Another significant vendor partner is Palo Alto Networks, Inc., which provided hardware products that generated 2% of our purchases from all manufacturers in the fiscal year ended June 30, 2018. Our portfolio has been heavily concentrated in Cisco products. Though we do not maintain a long-term contractual arrangement with Cisco, historically Cisco has held a leading position in the IT infrastructure market. The loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of Cisco, any of the other vendors named in this report or any other key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell, eroding our competitive position.
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
The technology industry has experienced rapid innovation and the introduction of new hardware, software and services offerings, such as cloud-based solutions. We have been and will expect to continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of these products by clients. If we are unable to keep up with changes in technology and new offerings-for example, by providing the appropriate training to our account managers, technology sales specialists and engineers-it could adversely impact our business, financial condition or results of operations.
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
Our current competition includes large system integrators and resellers, such as Accenture, WWT, Dimension Data and DXC Technology; large value-added resellers, such as CDW Corporation and ePlus; local providers in the five regional markets in which we operate (North, South, Tri-State, West and North Central); manufacturers who sell directly to end users, such as Dell Technologies, HPE and Oracle; boutique solutions providers, such as Optiv, Cognizant Infrastructure Services; and newer born-in-the-cloud channel partners like 2nd Watch and Cloud Technology Partners. Strong performance by these competitors, the increasing number of services providers in the market and rapid innovation in our industry could erode our market share and adversely impact our business, financial condition or results of operations.

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
Generally, our contracts with our clients are nonexclusive agreements that are terminable upon either party’s discretion with 30 days’ notice. Only certain of our client agreements require longer periods of notice (60 days’ to 90 days’ notice). As of June 30, 2018, we have approximately 8,000 middle-market, large, and government clients across a diverse range of industries. In our fiscal year ended June 30, 2018, 21% of our revenue was attributable to our top 25 clients (measured by revenue generated by client). Further, we do not have guaranteed purchasing volume commitments from our clients. As a result, the loss of several of our larger clients, the failure of such clients to pay amounts due to us or a material reduction in purchases made by such clients could adversely impact our business, financial condition or results of operations.

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
Disruption or breaches of security in our information technology systems and the misappropriation of our clients’ data could impair our reputation, expose us to liability and adversely impact our business.
Our information technology systems are vulnerable to disruption by forces outside our control. We have taken steps to protect our information technology systems from a variety of internal and external threats, including computer viruses, network disruption, denial of service, corruption of data, malware, phishing, social engineering, unauthorized access and other malicious attacks, but there can be no guarantee that these steps will be effective. Any disruption to, or infiltration, of our information technology systems could adversely impact our business, financial condition or results of operations. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures, which could require us to expend significant resources.
Further, our business involves the storage and transmission of proprietary, sensitive or confidential information. In addition, we operate data centers and other information technology for our clients, which host our clients’ technology infrastructure and may store and transmit business-critical and confidential data on behalf of our clients. In connection with the services we provide our clients, some of our employees and contractors have access to our clients’ confidential data and other proprietary information. We have privacy and data security policies in place that are designed to prevent security breaches, and confidentiality and data security provisions are standard in our client contracts. However, as newer technologies evolve, our security practices and products may be sabotaged or circumvented by third parties, such as hackers and cyberterrorists or even our own employees or contractors, which could result in disruptions to our clients’ businesses, unauthorized procurement and the loss, corruption or unauthorized disclosure or misuse of sensitive corporate information or private personal information. Such breaches in security could damage our reputation and our business, and could also expose us to legal claims, investigations, proceedings and liability and to regulatory penalties under laws that protect the privacy of personal information, any of which could adversely impact our business, financial condition, reputation or results of operations. Additionally, some of the hardware and software products we resell could have defects or otherwise be the subject of security breaches and other attacks. While we maintain insurance coverage that, subject to policy terms and conditions, is designed to address losses or claims that may arise in connection with certain aspects of data and cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of data and cyber risk. We would consider the consequences of such attacks to be the responsibility of the respective manufacturers and publishers of such products; however, if such circumstances were to arise, we could be subject to litigation.

Our managed services business requires us to monitor our clients’ devices on their network in varying levels of service. If we have not designed our systems to provide this service accurately or if there is a security breach in our system or the clients’ systems, we may be liable for claims.

Increasing data privacy and information security obligations could also impose additional regulatory pressures on our clients’ businesses and, indirectly, on our operations. In response, some of our clients have sought and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our client contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address our clients' concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. Any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities or private lawsuits against us, including class actions, which could adversely impact our business, financial condition, reputation and results of operations.
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
We deliver and manage mission-critical software, systems and network solutions for our clients. We also offer certain services, such as implementation, installation and deployment services, to our clients through various third-party providers who are engaged to perform these services on our behalf. We are also required, as a component of some of our contracts with our OEM partners, to utilize their engineers as part of our solutions. For the fiscal year ended June 30, 2018, 8% of our revenue was attributable to these third-party services. Further, to provide services to our clients outside of the United States, we rely heavily on an international network of preferred sales partners that are generally vetted by our OEM vendor partners. If we or our third-party services providers fail to provide high-quality services to our clients, or if such services result in a disruption of our clients’ businesses, we could be subject to legal claims, proceedings and liability.
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
A small portion of our revenue is derived from our sales outside of the United States, mostly from the non-U.S. activities of our clients based in the United States. Specifically, non-U.S. sales represented approximately 2.5% of our total revenue for the fiscal year ended June 30, 2018 compared to 2.3% for the fiscal year ended June 30, 2017. We are exposed to risk under international trade laws because of our sales derived from countries associated with higher risks of corruption and our use of third-party preferred agents to provide services to our clients outside of the United States. We have implemented a global anti-corruption policy that addresses U.S. laws and regulations governing Anti-Corruption and Anti-Bribery. However, our failure to implement guidance and procedures for specific situations as they arise, as well as inadequate training of our employees on these issues, could result in our inability to comply with international trade laws and regulations.
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
As of June 30, 2018, our backlog orders believed to be firm was approximately $582 million, compared to approximately $500 million as of June 30, 2017. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in our backlog will be profitable. This is because the actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. The actual realization of revenue on engagements included in backlog may never occur or may change because an order could be reduced, modified or terminated early. Several of our orders involve the delivery of services that can be up to five years in duration and may be subject to delays in performance that are beyond our control. Due to these uncertainties, we estimate that approximately $144 million of our backlog orders believed to be firm as of June 30, 2018 will not be fulfilled within the current fiscal year. Our failure to realize the full amount of our backlog could adversely impact our business, financial condition or results of operations.
Our acquisitions may not achieve expectations, which could affect our profitability.
We have acquired, and may acquire, companies and operations that extend or complement our existing business. These transactions involve numerous business risks, including finding suitable transaction partners, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key employees or business relationships and the integration of acquired businesses, any of which could adversely impact our business, financial condition or results of operations.
Furthermore, failure to successfully integrate acquired operations may adversely affect our cost structure, reducing our gross margins and return on investment. In addition, we may acquire entities with unknown liabilities. Should an unknown liability emerge following an acquisition, it could adversely impact our business, financial condition or results of operations.
As with most acquisitions in our industry, we paid a premium to book value in our prior acquisitions and the portion of the purchase price paid in excess of the fair value of the assets acquired has been recorded on our books as goodwill or intangible assets. We may be required to account for similar premiums paid on future acquisitions in the same manner. Under existing U.S. GAAP, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas finite-lived intangible assets are amortized over the life of the asset. If market and economic conditions (including business valuation levels and trends) deteriorate, we may have to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Additionally, if existing U.S. GAAP were modified to require amortization, such impairment charges or amortization expense could adversely affect our net earnings during the period in which the charge or expense is recorded. As of June 30, 2018, we had goodwill and other intangible assets related to our prior acquisitions of $1,504.0 million. Any failure to successfully integrate our acquisitions or a change to existing U.S. GAAP goodwill and intangible asset accounting policies could adversely impact our business, financial condition or results of operations.

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

The impact of recent U.S. tax reform is uncertain.
New U.S. federal tax legislation (commonly referred to as the “Tax Cuts and Jobs Act” or “TCJA”) was enacted in December 2017. This legislation made significant changes to the U.S. Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result, we may incur meaningful expenses (including professional fees) as the new legislation is implemented.  The expected impact of certain aspects of the legislation is unclear and subject to change, and could adversely impact our business, financial condition or results of operations.
Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.
Given our large number of employees, labor-related costs represent a significant portion of our expenses. Salaries, wages, benefits, commissions and other labor compensation costs (not including bonus and payroll tax) for our full-time employees amounted to $403 million, which represented approximately 69% of our selling, general and administrative expenses and approximately 6% of our cost of sales for the fiscal year ended June 30, 2018. An increase in labor costs (for example, as a result of increased competition for skilled labor) or employee benefit costs (such as health care costs or otherwise) could adversely impact our business, financial condition or results of operations.
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
As of June 30, 2018, Aegis LP holds approximately 62% of our common stock. As a result, through Aegis LP and Apollo VIII, Apollo indirectly has the power to elect all of our directors. Therefore, Apollo effectively has the ability to prevent any transaction that requires the approval of our Board of Directors or our stockholders, including the approval of significant corporate transactions, such as mergers and the sale of substantially all of our assets. Thus, Apollo is able to significantly influence or effectively control our decisions.
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
Additionally, the group of (A) Apollo, (B) the Apollo Funds, (C) any other investment fund or other collective investment vehicle affiliated with or managed by affiliates of Apollo or whose general partner or managing member is owned, directly or indirectly, by Apollo and (D) any affiliate of the foregoing (in each case, other than the Company and its subsidiaries) (collectively, the “Apollo Group”) is in the business of making or advising on investments in companies and holds (and may from time to time in the future acquire) interests in or provides advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Apollo Group may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our agreements with third parties, our holding company structure and applicable provisions of Delaware law. If we do not pay dividends you may not receive funds without selling your common stock.
Subject to certain conditions and limitations, we expect to pay cash dividends to the holders of our Common Stock on a quarterly basis. Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our debt agreements, will be at the sole discretion of our Board of Directors, will be subject to the applicable provisions of Delaware law and will otherwise depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant.
The terms of our senior credit facility may restrict our ability to pay cash dividends on our common stock. Our debt instruments contain covenants that restrict our ability to pay dividends on our common stock, as well as the ability of our subsidiaries to pay dividends to us. Furthermore, we are permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our common stock. Any of the foregoing may adversely impact prevailing market prices for our common stock.
We are a holding company and we conduct all of our operations through our subsidiaries. As a result, we rely on our subsidiaries for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay any dividends with respect to our common stock. Our ability to pay dividends will be subject to the applicable provisions of Delaware law that may limit the amount of funds available for distribution to our stockholders. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.
Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

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

As of June 30, 2018, there were 92,853,983 shares of our common stock outstanding. This number includes 18,766,465 that were which were sold in our IPO and 9,200,000 shares that were sold in the November 2017 secondary offering and are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”). Of the remaining 64,887,518 shares of our common stock outstanding, Aegis LP holds 57,800,000 shares representing approximately 62% of our outstanding shares. The shares owned by Aegis LP and certain of our executive officers may be sold pursuant to a prospectus supplement to the Prospectus included as part of the Registration of Form S-3 filed by the Company on April 26, 2018. Furthermore, shares held by our directors and our executive officers are eligible for resale subject to applicable volume and other restrictions under Rule 144 or pursuant to another applicable exemption under the Securities Act.

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
We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company and we conduct all of our operations through our subsidiaries. As a result, we rely on our subsidiaries for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay any dividends with respect to our common stock. The ability of our subsidiaries to pay dividends or to make other payments or distributions to us depends substantially on their respective operating results and is subject to restrictions under, among other things, the laws of their jurisdiction of organization, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.
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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2018 we had $686.6 million in aggregate principal amount of total debt outstanding, comprised solely of term loan debt under our February 2015 Credit Agreement (without giving effect to undrawn letters of credit), and no obligations owed under our $250.0 million accounts receivable securitization facility.

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

•
expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under our Credit Agreement and our accounts receivable securitization facility, are at variable rates of interest.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our accounts receivable securitization facility and our Credit Agreement contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of June 30, 2018, we had $50.0 million available for additional borrowing under the revolver of our Credit Agreement (without giving effect to letters of credit) and $248.0 million available under our accounts receivable securitization facility. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. We may opportunistically raise debt capital, subject to market and other conditions, to refinance our existing capital structure or for strategic alternatives and general corporate purposes as part of our growth strategy. There can be no assurance that such debt capital will be available to us on a timely basis, at reasonable rates or at all. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all of our debt obligations.

The agreements governing our debt contain, and future financing arrangements may contain, various covenants that limit our ability to take certain actions and require us to meet financial maintenance tests. Failure to comply with these terms could adversely impact our financial condition.
Our financing arrangements, including our Credit Agreement and our accounts receivable securitization facility, contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements that we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our existing financing arrangements, financing arrangements that we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities because they limit the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

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
These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our Credit Agreement and our accounts receivable securitization facility, may restrict us from adopting some of these alternatives. In the absence of sufficient cash flow from operating results and other resources, we could face substantial liquidity problems and could be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value, or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely impact our business, financial condition or results of operation.
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
Borrowings under our Credit Agreement and our accounts receivable securitization facility are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolver under our February 2015 Credit Agreement and our accounts receivable securitization facility are fully drawn, and based on the outstanding term loan balance as of June 30, 2018, each 0.125% change in assumed blended interest rates would result in an approximately $1.2 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

We lease all of our properties, which function primarily as regional sales and engineering offices. As of June 30, 2018, we leased space in 68 buildings across the United States. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3.         Legal Proceedings

We are involved in various claims and legal actions that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, in the opinion of management the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity. The information set forth in Note 13, Commitments and Contingencies, to the consolidated financial statements is incorporated by reference herein.

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

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2017
Third Quarter (from March 10, 2017)	$15.59	$13.26
Fourth Quarter	16.38	12.75
Fiscal Year Ended June 30, 2018
First Quarter	$15.18	$12.75
Second Quarter	19.49	13.98
Third Quarter	19.74	13.87
Fourth Quarter	16.51	11.97

Number of Stockholders of Record

As of August 31, 2018, there were 35 shareholders of record of our common stock.

Dividends

During the year ended June 30, 2018, we did not declare or pay any distributions to stockholders. However, on September 5, 2018, our Board of Directors declared an initial quarterly dividend of $0.04 per share of common stock, payable on October 5, 2018 to stockholders of record as of the close of business on September 26, 2018.

We intend to declare quarterly dividends to holders of our common stock. However, any future declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of our indebtedness may restrict us from paying dividends, or may restrict our subsidiaries from paying dividends to us. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. See "Risks Related to an Investment in our Common Stock — Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our agreements with third parties, our holding company structure and applicable provisions of Delaware law. If we do not pay dividends you may not receive funds without selling your common stock."

Securities Authorized for Issuance under Equity Compensation Plans

The information contained under the section "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders is incorporated by reference herein.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2018.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Presidio, Inc. under the Securities Act or the Exchange Act.

The following graph presents the cumulative total stockholder return on our common stock as listed on the NASDAQ from March 10, 2017 (the date our common stock commenced trading on the NASDAQ) through June 30, 2018. This graph also compares our common stock to the cumulative total stockholder return on the S&P 1500 Index and the S&P 1500 IT Consulting and Other Services Index. The graph assumes an initial investment of $100.00 in our common stock as of March 10, 2017 and in each of the comparative indicies or peer issuers, and that all dividends were reinvested. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Index	3/10/2017	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018
Presidio, Inc.	$100.00	$108.67	$100.42	$99.30	$134.53	$109.75	$91.93
S&P 1500 Index	$100.00	$99.80	$102.76	$107.32	$114.33	$113.51	$117.66
S&P 1500 IT Consulting & Other Services Index	$100.00	$98.13	$96.65	$99.68	$107.25	$110.83	$109.25

Item 6.         Selected Financial Data

The following table presents our selected historical consolidated financial data for all the periods presented. The selected historical consolidated statements of operations data for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016 and the selected historical consolidated balance sheet information as of June 30, 2018 and June 30, 2017 have been derived from our audited historical consolidated financial statements, included elsewhere in this Form 10-K. Our financial results with periods ending prior to February 2, 2015, have been termed those of "Predecessor," while the financial results with period ending subsequent to February 2, 2015, have been terms those of "Successor." The selected historical consolidated statements of operations data for the period from November 20, 2014 to June 30, 2015 (Successor), for the period from July 1, 2014 to February 1, 2015 (Predecessor) and the year ended June 30, 2014 and the selected historical consolidated balance sheet information as of June 30, 2016, 2015 and 2014 have been derived from our historical audited consolidated financial information, not included in this Annual Report on Form 10-K.

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

Presidio, Inc. was incorporated on November 20, 2014 by certain investment funds affiliated with or managed by Apollo, including Apollo VIII, along with their parallel Apollo Funds in order to complete the acquisition of Presidio Holdings Inc. (the "Predecessor"). The Apollo Funds completed the acquisition on February 2, 2015 (the "Presidio Acquisition"), at which time Presidio Holdings Inc. became a wholly-owned subsidiary of Presidio, Inc. (the "Successor"). As a result of the Presidio Acquisition, the financial information for all periods ending on or after February 2, 2015 represent the financial information of the Successor. Periods ending prior to February 2, 2015 represent the financial information of the Predecessor. From November 20, 2014 (its date of inception) to February 1, 2015, the Successor had no operations or activities other than the incurrence of transaction costs related to the Presidio Acquisition.

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

	Predecessor		Successor
	Fiscal Year Ended June 30, 2014	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30,
				2016	2017	2018
Consolidated Statement of Operations Data:
Revenue	$2,266.0	$1,392.8	$985.5	$2,714.9	$2,817.6	$2,858.0
Cost of revenue	1,812.0	1,103.5	788.5	2,174.3	2,231.7	2,273.0
Gross Margin	454.0	289.3	197.0	540.6	585.9	585.0
Operating expenses	362.5	262.5	186.4	441.7	477.8	470.0
Operating income	91.5	26.8	10.6	98.9	108.1	115.0
Interest expense	34.3	21.4	46.7	81.9	72.5	46.0
Loss on disposal of business	—	—	—	6.8	—	—
Loss on extinguishment of debt	2.7	7.5	0.7	9.7	28.5	14.8
Other (income) expense, net	(2.4)	(0.2)	0.1	0.1	0.1	(0.3)
Total interest and other expense	34.6	28.7	47.5	98.5	101.1	60.5
Income (loss) before income taxes	56.9	(1.9)	(36.9)	0.4	7.0	54.5
Income tax expense (benefit)	24.4	3.2	(12.6)	3.8	2.6	(79.7)
Net income (loss)	$32.5	$(5.1)	$(24.3)	$(3.4)	$4.4	$134.2
Earnings (loss) per share:
Basic			$(0.35)	$(0.05)	$0.06	$1.46
Diluted			$(0.35)	$(0.05)	$0.05	$1.39
Weighted average shares used to compute earnings (loss) per share:
Basic			70,010,538	71,117,962	77,517,700	91,891,295
Diluted			70,010,538	71,117,962	81,861,839	96,227,578

Statement of cash flows data:
Net cash provided by (used in) operating activities	$53.3	$74.5	$(1.6)	$86.1	$51.0	$192.0
Net cash used in investing activities	(74.4)	(71.3)	(678.9)	(322.0)	(101.6)	(162.1)
Net borrowings (repayments) on floor plan facility	20.5	(29.0)	50.8	20.9	41.6	(54.3)
Other financing activities	0.5	24.3	718.0	159.7	3.5	33.9
Net cash provided by (used in) financing activities	21.0	(4.7)	768.8	180.6	45.1	(20.4)
Net increase (decrease) in cash and cash equivalents	$(0.1)	$(1.5)	$88.3	$(55.3)	$(5.5)	$9.5

Other financial data:
Adjusted Revenue (1)	2,149.9	1,323.4	940.8	2,683.7	2,818.2	2,858.1
Adjusted EBITDA (2)	167.0	116.2	68.6	211.1	226.1	223.7
Adjusted EBITDA margin (2)	7.8%	8.8%	7.3%	7.9%	8.0%	7.8%
Adjusted Net Income (3)	81.7	58.6	13.4	81.2	100.4	123.0
Adjusted Net Income per share:
Basic			$0.19	$1.14	$1.30	$1.34
Diluted			$0.19	$1.11	$1.23	$1.28
Weighted average shares used to compute Adjusted Net Income per share:
Basic			70,010,538	71,117,962	77,517,700	91,891,295
Diluted			71,311,414	72,830,202	81,861,839	96,227,578

	Predecessor	Successor
	As of June 30, 2014	As of June 30, 2015	As of June 30, 2016	As of June 30, 2017	As of June 30, 2018
Consolidated Balance Sheet (at the end of the period):
Cash and cash equivalents	$8.5	$88.3	$33.0	$27.5	$37.0
Total assets	1,545.0	2,444.4	2,623.1	2,650.7	2,694.3
Long-term debt, including current maturities	618.7	933.7	1,038.0	730.7	671.2
Total liabilities	1,448.5	2,108.6	2,276.2	2,047.8	1,938.2
Total stockholders’ equity	96.5	335.8	346.9	602.9	756.1
Cash dividends declared per common share	$0.46	$—	$—	$—	$—

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

	Predecessor		Successor
	Fiscal Year Ended June 30, 2014	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30,
				2016	2017	2018

Revenue	$2,266.0	$1,392.8	$985.5	$2,714.9	$2,817.6	$2,858.0
Adjustments:
Revenue from disposed business (a)	(116.1)	(69.4)	(46.0)	(32.8)	—	—
Purchase accounting adjustments (b)	—	—	1.3	1.6	0.6	0.1
Total adjustments	(116.1)	(69.4)	(44.7)	(31.2)	0.6	0.1
Adjusted Revenue	$2,149.9	$1,323.4	$940.8	$2,683.7	$2,818.2	$2,858.1

(a)	“Revenue from disposed business” represents the removal of the historical revenue of Atlantix prior to the sale of the business.

(b)	“Purchase accounting adjustments” include the noncash reduction to revenue associated with deferred revenue step down fair value adjustments in connection with purchase accounting.

(2)
Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) total depreciation and amortization, (ii) interest and other (income) expense and (iii) income tax expense (benefit), and further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed business. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Adjusted Revenue. The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Predecessor		Successor
	Fiscal Year Ended June 30, 2014	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30,
				2016	2017	2018
Adjusted EBITDA Reconciliation:
Net income (loss)	$32.5	$(5.1)	$(24.3)	$(3.4)	$4.4	$134.2
Total depreciation and amortization (a)	50.6	24.9	32.1	81.7	87.2	89.5
Interest and other (income) expense	34.6	28.7	47.5	98.5	101.1	60.5
Income tax expense (benefit)	24.4	3.2	(12.6)	3.8	2.6	(79.7)
EBITDA	142.1	51.7	42.7	180.6	195.3	204.5
Adjustments:
Share-based compensation expense	5.5	20.1	1.0	2.2	10.2	7.0
Purchase accounting adjustments (b)	—	—	4.9	3.9	1.0	0.3
Transaction costs (c)	14.8	42.6	21.3	20.6	14.8	10.8
Other costs (d)	13.0	4.5	1.9	5.6	4.8	1.1
Earnings from disposed business (e)	(8.4)	(2.7)	(3.2)	(1.8)	—	—
Total adjustments	24.9	64.5	25.9	30.5	30.8	19.2
Adjusted EBITDA	$167.0	$116.2	$68.6	$211.1	$226.1	$223.7

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

(c)
“Transaction costs” (1) of $14.8 million for the fiscal year ended June 30, 2014 includes acquisition-related expenses of $0.8 million related to stay and retention bonuses, $0.3 million related to severance charges, $0.7 million related to transaction-related legal, accounting and tax fees and $13.0 million related to professional fees and expenses associated with debt refinancings; (2) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings; (3) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; (4) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; (5) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings; and (6) of $10.8 million for the fiscal year ended June 30, 2018 includes acquisition-related expenses of $5.9 million related to stay, retention and earnout bonuses, $1.4 million related to transaction-related advisory and diligence fees primarily associated with the November 2017 secondary offering of our common stock, $0.6 million related to transaction-related legal, accounting and tax fees and $2.9 million related to professional fees and expenses associated with debt refinancings.

(d)
“Other costs” (1) of $13.0 million for the fiscal year ended June 30, 2014 includes expenses of $3.7 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $1.1 million related to unusual office start-up development costs, an unusual and non-recurring loss of $1.7 million related to an Atlantix customer receivable, certain unusual legal expenses of $2.2 million, $2.1 million related to payments to our former sponsor for advisory and consulting services and $2.2 million related to certain acquisition-related integration and related costs; (2) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items; (3) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; (4) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (5) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items; and (6) of $1.1 million for the fiscal year ended June 30, 2018 primarily related to severance charges associated with the retirement of our former Chief Financial Officer.

(e)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(3)    Adjusted Net Income is a non-GAAP financial measure. We believe that Adjusted Net Income provides additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for the impact of permanently nondeductible expenses, the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and the impact of discrete tax items. The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

	Predecessor		Successor
	Fiscal Year Ended June 30, 2014	July 1, 2014 to February 1, 2015	November 20, 2014 to June 30, 2015	Fiscal Year Ended June 30,
				2016	2017	2018
Adjusted Net Income reconciliation:
Net income (loss)	$32.5	$(5.1)	$(24.3)	$(3.4)	$4.4	$134.2
Adjustments:
Amortization of intangible assets	38.3	18.3	26.4	67.2	73.6	74.4
Amortization of debt issuance costs	4.4	2.4	2.7	7.6	6.5	4.5
Loss on disposal of business	—	—	—	6.8	—	—
Loss on extinguishment of debt	2.7	7.5	0.7	9.7	28.5	14.8
Share-based compensation expense	5.5	20.1	1.0	2.2	10.2	7.0
Purchase accounting adjustments (a)	—	—	4.9	3.9	1.0	0.3
Transaction costs (b)	14.8	42.6	21.3	20.6	14.8	10.8
Other costs (c)	13.0	4.5	1.9	5.6	4.8	1.1
Earnings from disposed business (d)	(8.4)	(2.7)	(3.2)	(1.8)	—	—
Revaluation of federal deferred taxes	—	—	—	—	—	(94.1)
Income tax impact of adjustments (e)	(21.1)	(29.0)	(18.0)	(37.2)	(43.4)	(30.0)
Total adjustments	49.2	63.7	37.7	84.6	96.0	(11.2)
Adjusted Net Income	$81.7	$58.6	$13.4	$81.2	$100.4	$123.0

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

(b)
“Transaction costs” (1) of $14.8 million for the fiscal year ended June 30, 2014 includes acquisition-related expenses of $0.8 million related to stay and retention bonuses, $0.3 million related to severance charges, $0.7 million related to transaction-related legal, accounting and tax fees and $13.0 million related to professional fees and expenses associated with debt refinancings; (2) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings; (3) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; (4) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; (5) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings; and (6) of $10.8 million for the fiscal year ended June 30, 2018 includes acquisition-related expenses of $5.9 million related to stay, retention and earnout bonuses, $1.4 million related to transaction-related advisory and diligence fees primarily associated with the November 2017 secondary offering of our common stock, $0.6 million related to transaction-related legal, accounting and tax fees and $2.9 million related to professional fees and expenses associated with debt refinancings.

(c)
“Other costs” (1) of $13.0 million for the fiscal year ended June 30, 2014 includes expenses of $3.7 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $1.1 million related to unusual office start-up development costs, an unusual and non-recurring loss of $1.7 million related to an Atlantix customer receivable, certain unusual legal expenses of $2.2 million, $2.1 million related to payments to our former sponsor for advisory and consulting services and $2.2 million related to certain acquisition-related integration and related costs; (2) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items; (3) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; (4) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (5) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items; and (6) of $1.1 million for the fiscal year ended June 30, 2018 primarily related to severance charges associated with the retirement of our former Chief Financial Officer.

(d)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(e)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at the Company’s average statutory rate to arrive at an appropriate effective tax rate on Adjusted Net Income, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes, (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and further adjusted for discrete tax items, such as the remeasurement of deferred tax liabilities due to state effective tax rate changes or the excess tax benefit related to share-based compensation activity.

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

The following is a discussion and analysis of our consolidated financial condition as of June 30, 2018 and 2017 and our consolidated results of operations for the fiscal year ended June 30, 2018, the fiscal year ended June 30, 2017 and for the fiscal year ended June 30, 2016 and significant factors which we believe could affect our prospective financial condition and results of operations.

Overview

Presidio is a leading provider of IT solutions to the middle market in North America. We enable business transformation through our expertise in agile, secure infrastructure solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of life-cycle services comprised of professional services and Managed/Optimization services. These services include strategy, consulting, design, implementation, project management, technology acquisition, managed infrastructure, cloud and security services, maintenance and support. Our services-led, lifecycle model leads to ongoing client engagement. For the fiscal year ended June 30, 2018, we served approximately 8,000 middle-market, large and government organizations across a diverse range of industries.

We develop and maintain our long-term client relationships through a localized direct sales force of approximately 500 employees based in over 60 offices across the United States as of June 30, 2018. As a strategic partner and trusted advisor to our clients, we provide the expertise to implement new solutions, as well as optimize and better leverage existing IT resources. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of over 1,600 engineers as of June 30, 2018, enabling us to architect and manage the ideal IT solutions for our clients. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win, retain and expand our client relationships.

Our clients are increasingly dependent on Presidio to develop best of breed, vendor-agnostic agile, secure infrastructure solution sets comprised of Digital Infrastructure, Cloud and Security solutions. Within these areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of our solutions include advanced networking, Software Defined Data Centers, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration and mobility.

Digital Infrastructure Solutions: Our enterprise-class Digital Infrastructure solutions enable clients to deploy IT infrastructure that is cloud-flexible, mobile-ready, secure and insight-driven. We also make clients’ existing IT infrastructure more efficient and flexible for emerging technologies. Within Digital Infrastructure, we are focused on networking, Software Defined networking, collaboration, enterprise mobility, IoT and data analytics. Given the millions of potential configurations across technologies, our clients rely on our expertise to simplify the highly complex IT landscape.

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

We help our clients establish both technical and non-technical security controls and practices to prevent, detect, correct, and minimize the risk of loss or damage to information resources, disruption of access to information resources and unauthorized disclosure of information. In addition to our NGRM program, we offer options for security strategy program development, security awareness training, technology exposure assessments and incident response.

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

Delivery of complex technology solutions: Our vendor agnostic approach to the market allows us to develop optimal IT solutions for our clients based on what we view as the best mix of technologies. We deliver our end-to-end solutions through a full lifecycle model, which combines consulting, engineering, managed services and technology to give us a significant competitive advantage compared to other IT providers. Our ability to effectively manage project engagements, including logistics, product availability, client requirements, engineering resources and service levels, will affect our financial performance.

Vendor partner relationships: We are focused on developing and strengthening our partner relationships with original equipment manufacturers (“OEMs”). We partner with OEMs to deploy product offerings. Pricing and incentive programs are subject to change, and the loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of any key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell. While we maintain existing relationships with large vendors, there is no guarantee that our vendor partners will continue to develop or produce information technology products that are popular with our clients. We maintain the ability to evolve our vendor relationships as necessary to respond to market trends.

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
Revenue and cost of revenue: Revenue from the sale of our solutions is primarily comprised of the sale of third-party products, software and third-party support service contracts along with the sale of Company and third-party services. We separately present product revenue and service revenue, along with the associated cost of revenue, in our consolidated statements of operations.
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

Service revenue: Our service revenue includes consulting and integration services, project management, managed services and support services and includes:
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
Revenue for managed services: Revenue for managed services is generally recognized on a straight-line basis over the term of the arrangement. We may incur upfront costs associated with professional and managed services including, but not limited to, purchasing third-party support service arrangements, and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided as cost of revenue. In addition, cost of revenue includes the compensation, benefits and other costs associated with our managed services engineering team, costs charged by subcontractors and depreciation of the software used to deliver our managed services and managed cloud contracts.
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
Operating expenses: Our operating expenses include selling expenses, general and administrative expenses, transaction costs and depreciation and amortization.
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
General and administrative expenses are comprised of compensation (including share-based compensation) and benefits of administrative and operational support personnel, including variable incentive pay and other administrative costs such as facilities expenses, professional fees and bad debt expense. We expect general and administrative expenses to increase due to our growth, however, we expect general and administrative expenses to decline as a percentage of our total revenue as we realize the benefits of scale.

Transaction costs include acquisition-related expenses (such as stay and retention bonuses), severance charges, advisory and diligence fees, transaction-related legal, accounting and tax fees, as well as professional fees and related out-of-pocket expenses associated with refinancing of debt and credit agreements.
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

Results of Operations

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. In addition to financial information presented in accordance with GAAP, such as total revenue and net income, management uses Adjusted EBITDA and Adjusted Net Income (each of which is a non-GAAP measure defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or revenue, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.
We believe that the most important GAAP and non-GAAP measures include:

	Fiscal Year Ended June 30,
(in millions)	2016	2017	2018
Total Revenue	$2,714.9	$2,817.6	$2,858.0
Gross margin	$540.6	$585.9	$585.0
Adjusted EBITDA	$211.1	$226.1	$223.7
Adjusted EBITDA margin	7.9%	8.0%	7.8%
Net income (loss)	$(3.4)	$4.4	$134.2
Adjusted Net Income	$81.2	$100.4	$123.0

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

The reconciliation of from net income (loss) to Adjusted EBITDA for each of the periods presented is as follows:

	Fiscal Year Ended June 30,
(in millions)	2016	2017	2018
Adjusted EBITDA Reconciliation:
Net income (loss)	$(3.4)	$4.4	$134.2
Total depreciation and amortization (a)	81.7	87.2	89.5
Interest and other (income) expense	98.5	101.1	60.5
Income tax expense (benefit)	3.8	2.6	(79.7)
EBITDA	180.6	195.3	204.5
Adjustments:
Share-based compensation expense	2.2	10.2	7.0
Purchase accounting adjustments (b)	3.9	1.0	0.3
Transaction costs (c)	20.6	14.8	10.8
Other costs (d)	5.6	4.8	1.1
Earnings from disposed business (e)	(1.8)	—	—
Total adjustments	30.5	30.8	19.2
Adjusted EBITDA	$211.1	$226.1	$223.7

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

(c)
“Transaction costs” (i) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.8 million related to professional fees and expenses associated with debt refinancings; (ii) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings; and (iii) of $10.8 million for the fiscal year ended June 30, 2018 includes acquisition-related expenses of $5.9 million related to stay and retention bonuses, $1.4 million related to transaction-related advisory and diligence fees primarily associated with the November 2017 secondary offering of our common stock, $0.6 million related to transaction-related legal, accounting and tax fees and $2.9 million related to professional fees and expenses associated with debt refinancings.

(d)
“Other costs” (i) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (ii) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to severance, (iii) of $1.1 million for the fiscal year ended June 30, 2018 primarily related to severance charges associated with the retirement of our former Chief Financial Officer.

(e)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

Adjusted Net Income – Adjusted Net Income is a non-GAAP measure, which management uses to provide additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for the impact of permanently nondeductible expenses, the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and the impact of discrete items. The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

	Fiscal Year Ended June 30,
(in millions)	June 30, 2016	June 30, 2017	June 30, 2018
Adjusted Net Income reconciliation:
Net income (loss)	$(3.4)	$4.4	$134.2
Adjustments:
Amortization of intangible assets	67.2	73.6	74.4
Amortization of debt issuance costs	7.6	6.5	4.5
Loss on disposal of business	6.8	—	—
Loss on extinguishment of debt	9.7	28.5	14.8
Share-based compensation expense	2.2	10.2	7.0
Purchase accounting adjustments (a)	3.9	1.0	0.3
Transaction costs (b)	20.6	14.8	10.8
Other costs (c)	5.6	4.8	1.1
Earnings from disposed business (d)	(1.8)	—	—
Revaluation of federal deferred taxes	—	—	(94.1)
Income tax impact of adjustments (e)	(37.2)	(43.4)	(30.0)
Total adjustments	84.6	96.0	(11.2)
Adjusted Net Income	$81.2	$100.4	$123.0

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

(b)
“Transaction costs” (i) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.8 million related to professional fees and expenses associated with debt refinancings; (ii) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings; and (iii) of $10.8 million for the fiscal year ended June 30, 2018 includes acquisition-related expenses of $5.9 million related to stay and retention bonuses, $1.4 million related to transaction-related advisory and diligence fees primarily associated with the November 2017 secondary offering of our common stock, $0.6 million related to transaction-related legal, accounting and tax fees and $2.9 million related to professional fees and expenses associated with debt refinancings.

(c)
“Other costs” (i) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (ii) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to severance, (iii) of $1.1 million for the fiscal year ended June 30, 2018 primarily related to severance charges associated with the retirement of our former Chief Financial Officer.

(d)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business.

(e)
“Income tax impact of adjustments” includes an estimated tax impact of the adjustments to net income at the Company’s average statutory rate to arrive at an appropriate effective tax rate on Adjusted Net Income, except for (i) the adjustment of certain transaction costs that are permanently nondeductible for tax purposes, (ii) the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and further adjusted for discrete tax items such as the remeasurement of deferred tax liabilities due to state effective tax rate changes or the excess tax benefit related to share-based compensation activity.

Basis of Presentation and Results of Operations

The accompanying consolidated financial statements have been prepared in conformity U.S. GAAP and Securities and Exchange Commission ("SEC") rules and regulations for annual reporting periods. The information contained below should be read in conjunction with our historical financial statements and the related notes included in this Annual Report on Form 10-K.

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Revenue
Product	$2,373.2	$2,336.5	$(36.7)	(1.5)%
Service	444.4	521.5	77.1	17.3%
Total revenue	2,817.6	2,858.0	40.4	1.4%
Cost of revenue
Product	1,884.2	1,856.3	(27.9)	(1.5)%
Service	347.5	416.7	69.2	19.9%
Total cost of revenue	2,231.7	2,273.0	41.3	1.9%
Gross margin	585.9	585.0	(0.9)	(0.2)%
Product gross margin	489.0	480.2	(8.8)	(1.8)%
Service gross margin	96.9	104.8	7.9	8.2%
Product gross margin %	20.6%	20.6%		—%
Service gross margin %	21.8%	20.1%		(1.7)%
Total gross margin %	20.8%	20.5%		(0.3)%
Operating expenses
Selling expenses	276.2	273.7	(2.5)	(0.9)%
General and administrative	105.0	101.8	(3.2)	(3.0)%
Transaction costs	14.8	10.8	(4.0)	(27.0)%
Depreciation and amortization	81.8	83.7	1.9	2.3%
Total operating expenses	477.8	470.0	(7.8)	(1.6)%
Selling, general and administrative expenses % of total revenue	13.5%	13.1%		(0.4)%
Operating income	108.1	115.0	6.9	6.4%
Interest and other (income) expense
Interest expense	72.5	46.0	(26.5)	(36.6)%
Loss on extinguishment of debt	28.5	14.8	(13.7)	(48.1)%
Other (income) expense, net	0.1	(0.3)	(0.4)	n.m.
Total interest and other (income) expense	101.1	60.5	(40.6)	(40.2)%
Income before income taxes	7.0	54.5	47.5	n.m.
Income tax expense (benefit)	2.6	(79.7)	(82.3)	n.m.
Net income	$4.4	$134.2	$129.8	n.m.

Adjusted EBITDA	$226.1	$223.7	$(2.4)	(1.1)%
Adjusted Net Income	$100.4	$123.0	$22.6	22.5%
___________________________________
n.m. - not meaningful

Revenue

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Revenue
Product	$2,373.2	$2,336.5	$(36.7)	(1.5)%
Service	444.4	521.5	77.1	17.3%
Total revenue	$2,817.6	$2,858.0	$40.4	1.4%

Total revenue increased $40.4 million, or 1.4%, to $2,858.0 million for the fiscal year ended June 30, 2018, compared to total revenue of $2,817.6 million for the fiscal year ended June 30, 2017 which was led by growth in Security solutions. Our revenue growth in the period was negatively impacted by net recognition of software subscription sales, and a 16% increase in backlog orders believed to be firm as of June 30, 2018 compared to the prior year period.

Revenue from sales of product decreased $36.7 million, or 1.5%, to $2,336.5 million for the fiscal year ended June 30, 2018, compared to $2,373.2 million for the fiscal year ended June 30, 2017. The decrease was driven by the impact of net recognition of software subscription sales in the fiscal year ended June 30, 2018, partially offset by strong growth in Security hardware sales.

Revenue from sales of services increased $77.1 million, or 17.3%, to $521.5 million for the fiscal year ended June 30, 2018, as compared to $444.4 million for the fiscal year ended June 30, 2017, a result of increased demand for our professional and managed services. Increased demand for Presidio led services along with several large vendor partner engagements contributed to the double-digit growth in services revenue. In addition, we continue to see strong demand for our managed services with revenue up 14% over the prior year.

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Revenue by solution area
Cloud	$501.1	$450.3	$(50.8)	(10.1)%
Security	324.1	376.9	52.8	16.3%
Digital Infrastructure	1,992.4	2,030.8	38.4	1.9%
Total revenue	$2,817.6	$2,858.0	$40.4	1.4%

Cloud revenue decreased $50.8 million, or 10.1%, to $450.3 million in the fiscal year ended June 30, 2018, compared to $501.1 million for the fiscal year ended June 30, 2017. The middle market drove the decline where we experienced reduced spending from both healthcare and education clients. In the government sector both state and local and federal clients declined year over year. Cloud revenue was impacted by shifting of revenue recognition from a point in time to a period over the life of the contract with the customer as our revenue base continues to migrate to multi-year, recurring revenue contracts vs. point in time sales.

Security revenue increased $52.8 million, or 16.3%, to $376.9 million in the fiscal year ended June 30, 2018, compared to $324.1 million in the fiscal year ended June 30, 2017, driven by higher demand from customers as they look to stay ahead of increasingly complex cyber security threats which drove adoption of advanced security technologies and services across middle-market and large clients. In the middle market, healthcare clients experienced strong growth as well as education clients. Retail and financial services clients drove the growth in the large market sector.

Digital Infrastructure increased $38.4 million, or 1.9%, to $2,030.8 million in the fiscal year ended June 30, 2018, compared to $1,992.4 million in the fiscal year ended June 30, 2017. Large clients led the demand for core traditional and software defined infrastructure solutions, particularly in the media, communications, and entertainment market as well as the energy and utilities sector.

Gross Margin

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Gross margin
Product gross margin	$489.0	$480.2	$(8.8)	(1.8)%
Service gross margin	96.9	104.8	7.9	8.2%
Gross margin	$585.9	$585.0	$(0.9)	(0.2)%
Product gross margin %	20.6%	20.6%		—%
Service gross margin %	21.8%	20.1%		(1.7)%
Total gross margin %	20.8%	20.5%		(0.3)%

Total gross margin decreased $0.9 million, or 0.2%, to $585.0 million for the fiscal year ended June 30, 2018, as compared to $585.9 million for the fiscal year ended June 30, 2017. As a percentage of total revenue, total gross margin decreased 30 basis points to 20.5% for the fiscal year ended June 30, 2018, compared to 20.8% of revenue for the fiscal year ended June 30, 2017.

Product gross margin decreased $8.8 million, or 1.8%, as a result of product revenue decline of 1.5%. Product gross margin as a percentage of product revenue was 20.6% for the fiscal year ended June 30, 2018, flat compared to 20.6% for the fiscal year ended June 30, 2017. Expanding margin driven by the net recognition of certain software subscription sales and data center technologies was fully offset by a decline in vendor incentive rebates.

Service gross margin increased $7.9 million, or 8.2%, attributable to the growth in service revenue of 17.3% partly offset by the decline in service gross margin as a percentage of services revenue, which decreased 170 basis points from 21.8% for the fiscal year ended June 30, 2017, to 20.1% for the fiscal year ended June 30, 2018. The decrease in gross margin percentage was due to a higher proportion of vendor partner service engagements to Presidio delivered services and continued investments in enhancing our managed services and cloud-related service offerings.

Operating Expenses

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Operating expenses
Selling expenses	$276.2	$273.7	$(2.5)	(0.9)%
General and administrative	105.0	101.8	(3.2)	(3.0)%
Selling, general and administrative costs	381.2	375.5	(5.7)	(1.5)%
Transaction costs	14.8	10.8	(4.0)	(27.0)%
Depreciation and amortization	81.8	83.7	1.9	2.3%
Total operating expenses	$477.8	$470.0	$(7.8)	(1.6)%
Selling, general and administrative expenses % of total revenue	13.5%	13.1%		(0.4)%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A decreased $5.7 million, or 1.5%, to $375.5 million during the fiscal year ended June 30, 2018, down from $381.2 million for the fiscal year ended June 30, 2017. The decline in SG&A was primarily attributed to a lower share-based compensation expense in the current year, as well as a decline in selling and administrative personnel costs partially offset by the addition of personnel from the acquisitions of Emergent and Red Sky. Due to the impact of these items, SG&A as a percent of revenue decreased by 40 basis points to 13.1% of revenue for the fiscal year ended June 30, 2018 compared to 13.5% of revenue for the fiscal year ended June 30, 2017.
Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities. In the fiscal year ended June 30, 2018 transaction costs declined $4.0 million primarily due to lower expense related to certain stay and retention bonuses and lower expenses on transaction-related advisory and diligence fees compared to the fiscal year ended June 30, 2017.

Interest and Other (Income) Expense

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Interest and other (income) expense
Interest expense	$72.5	$46.0	$(26.5)	(36.6)%
Loss on extinguishment of debt	28.5	14.8	(13.7)	(48.1)%
Other (income) expense, net	0.1	(0.3)	(0.4)	n.m.
Total interest and other (income) expense	$101.1	$60.5	$(40.6)	(40.2)%

Interest and other (income) expense decreased $40.6 million, or 40.2%, to $60.5 million for the fiscal year ended June 30, 2018, from $101.1 million in the fiscal year ended June 30, 2017 primarily due to lower interest expense resulting from lower outstanding debt, reduced interest rates on outstanding debt and smaller losses on extinguishment of debt.
The $26.5 million decline in interest expense for the fiscal year ended June 30, 2018 was primarily related to $22.0 million of lower interest expense associated with the Company’s Senior Notes and Senior Subordinated Notes that have been redeemed and retired, $5.1 million of lower interest expense associated with the Company’s term loan facility reflecting the impact of a lower average interest rate on our outstanding debt in the current period and a reduction in the outstanding principal due to voluntary prepayments, offset by $0.6 million of other interest items.
The $14.8 million loss on extinguishment of debt in the fiscal year ended June 30, 2018 resulted from the debt refinancing transactions in January 2018 which included the redemption of $125.0 million of Senior Notes, as well as $80.0 million in cumulative voluntary prepayments on the term loan facility during the fiscal year ended June 30, 2018.

Income Tax Expense (Benefit)

	Fiscal Year Ended June 30,		Change
(in millions)	2017	2018	$	%
Income before income taxes	$7.0	$54.5	$47.5	n.m.
Income tax expense (benefit)	2.6	(79.7)	(82.3)	n.m.
Net income	$4.4	$134.2	$129.8	n.m.

Income tax benefit of $79.7 million was recognized for the fiscal year ended June 30, 2018, compared to income tax expense of $2.6 million for the year ended June 30, 2017. The effective tax rate for the fiscal year ended June 30, 2018 was (146.2)% compared to 37.1% in the fiscal year ended June 30, 2017. The change in the effective tax rate in the current year was impacted by the $94.1 million benefit due to the revaluation of deferred income tax assets and liabilities, or (172.6)%, the impact of the $3.7 million excess tax benefit on share-based compensation, or (6.7)%, and the impact of permanent differences including the TCJA which reduced our U.S. federal statutory rate from 35.0% to 28.1% for our fiscal year ending June 30, 2018.

Adjusted EBITDA

Adjusted EBITDA decreased $2.4 million, or 1.1%, to $223.7 million for the fiscal year ended June 30, 2018, from $226.1 million for the fiscal year ended June 30, 2017, reflecting gross margin percent contraction led by lower vendor incentive rebates and higher vendor partner service engagements at lower margins, partially offset by improved efficiency in SG&A as a percentage of revenue driven by lower personnel costs.

Adjusted Net Income

Adjusted Net Income increased $22.6 million, or 22.5%, to $123.0 million for the fiscal year ended June 30, 2018, from $100.4 million for the fiscal year ended June 30, 2017. The increase was attributable to the impact of the TCJA and lower interest expense in the fiscal year ended June 30, 2018.

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Revenue
Product	$2,319.8	$2,373.2	$53.4	2.3%
Service	395.1	444.4	49.3	12.5%
Total revenue	2,714.9	2,817.6	102.7	3.8%
Cost of revenue
Product	1,866.5	1,884.2	17.7	0.9%
Service	307.8	347.5	39.7	12.9%
Total cost of revenue	2,174.3	2,231.7	57.4	2.6%
Gross margin	540.6	585.9	45.3	8.4%
Product gross margin	453.3	489.0	35.7	7.9%
Service gross margin	87.3	96.9	9.6	11.0%
Product gross margin %	19.5%	20.6%		1.1%
Service gross margin %	22.1%	21.8%		(0.3)%
Total gross margin %	19.9%	20.8%		0.9%
Operating expenses
Selling expenses	248.2	276.2	28.0	11.3%
General and administrative	96.9	105.0	8.1	8.4%
Transaction costs	20.6	14.8	(5.8)	(28.2)%
Depreciation and amortization	76.0	81.8	5.8	7.6%
Total operating expenses	441.7	477.8	36.1	8.2%
Selling, general and administrative expenses % of total revenue	12.7%	13.5%		0.8%
Operating income	98.9	108.1	9.2	9.3%
Interest and other (income) expense
Interest expense	81.9	72.5	(9.4)	(11.5)%
Loss on disposal of business	6.8	—	(6.8)	(100.0)%
Loss on extinguishment of debt	9.7	28.5	18.8	193.8%
Other (income) expense, net	0.1	0.1	—	—%
Total interest and other (income) expense	98.5	101.1	2.6	2.6%
Income before income taxes	0.4	7.0	6.6	n.m.
Income tax expense	3.8	2.6	(1.2)	(31.6)%
Net income (loss)	$(3.4)	$4.4	$7.8	(229.4)%

Adjusted EBITDA	$211.1	$226.1	$15.0	7.1%
Adjusted Net Income	$81.2	$100.4	$19.2	23.6%
___________________________________
n.m. - not meaningful

Revenue

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Revenue
Product	$2,319.8	$2,373.2	$53.4	2.3%
Service	395.1	444.4	49.3	12.5%
Total revenue	$2,714.9	$2,817.6	$102.7	3.8%

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

Revenue from sales of product increased $53.4 million, or 2.3%, to $2,373.2 million for the fiscal year ended June 30, 2017, compared to $2,319.8 million for the fiscal year ended June 30, 2016. Higher customer demand for data center, mobility and security solutions was further enhanced by higher growth in third party support revenue, partly offset by the impact of net recognition of software subscription sales.

Revenue from sales of services increased $49.3 million, or 12.5%, to $444.4 million for the fiscal year ended June 30, 2017, as compared to $395.1 million for the fiscal year ended June 30, 2016, a result of increased demand for our professional, managed and cloud consulting services in connection with the greater complexity of solutions sold. The shift to more complex solution sales resulted in a 10.9% increase in utilized hours of our engineers and a 2.1% increase in the hourly bill rate charged to our customers.

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Revenue by solution area
Cloud	$391.7	$501.1	$109.4	27.9%
Security	249.4	324.1	74.7	30.0%
Digital Infrastructure	2,073.8	1,992.4	(81.4)	(3.9)%
Total revenue	$2,714.9	$2,817.6	$102.7	3.8%

Cloud revenue increased $109.4 million, or 27.9%, to $501.1 million in the fiscal year ended June 30, 2017, compared to $391.7 million for the fiscal year ended June 30, 2016, a result of strong demand in client engagements around multi-cloud and IT transformation, converged and hyper-converged infrastructure, data center modernization and associated services to support new multi-cloud infrastructure particularly with middle-market and large clients. In the middle market, growth was driven by both healthcare and education clients. Large market client growth was driven by demand from retail and media, communications and entertainment clients.

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

Digital Infrastructure revenue decreased $81.4 million, or 3.9%, to $1,992.4 million in the fiscal year ended June 30, 2017, compared to $2,073.8 million in the fiscal year ended June 30, 2016. Large clients experienced softening demand for core infrastructure solutions, particularly in the healthcare market as customers shifted focus to cloud and security solutions.

Gross Margin

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Gross margin
Product gross margin	$453.3	$489.0	$35.7	7.9%
Service gross margin	87.3	96.9	9.6	11.0%
Gross margin	$540.6	$585.9	$45.3	8.4%
Product gross margin %	19.5%	20.6%		1.1%
Service gross margin %	22.1%	21.8%		(0.3)%
Total gross margin %	19.9%	20.8%		0.9%

Total gross margin increased $45.3 million, or 8.4%, to $585.9 million for the fiscal year ended June 30, 2017, as compared to $540.6 million for the fiscal year ended June 30, 2016, primarily a result of an increase in total revenue of 3.8% between periods and the sale of higher margin solutions. The growth in total gross margin was negatively impacted by $7.5 million of gross margin associated with our Atlantix business in the fiscal year ended June 30, 2016. As a percentage of total revenue, total gross margin increased 90 basis points to 20.8%for the fiscal year ended June 30, 2017, compared to 19.9% of revenue for the fiscal year ended June 30, 2016.

Product gross margin as a percentage of product revenue was 20.6% for the fiscal year ended June 30, 2017, a increase of 110 basis points from 19.5% for the fiscal year ended June 30, 2016. The increase in gross margin percentage was due to higher margin product offerings featuring mobility and security technologies, increased sales of third party support services and the impact of software subscription solution offerings recognized on a net basis.

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

Operating Expenses

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Operating expenses
Selling expenses	$248.2	$276.2	$28.0	11.3%
General and administrative	96.9	105.0	8.1	8.4%
Selling, general and administrative costs	345.1	381.2	36.1	10.5%
Transaction costs	20.6	14.8	(5.8)	(28.2)%
Depreciation and amortization	76.0	81.8	5.8	7.6%
Total operating expenses	$441.7	$477.8	$36.1	8.2%
Selling, general and administrative expenses % of total revenue	12.7%	13.5%		0.8%

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

Interest and Other (Income) Expense

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Interest and other (income) expense
Interest expense	$81.9	$72.5	$(9.4)	(11.5)%
Loss on disposal of business	6.8	—	(6.8)	(100.0)%
Loss on extinguishment of debt	9.7	28.5	18.8	193.8%
Other (income) expense, net	0.1	0.1	—	—%
Total interest and other (income) expense	$98.5	$101.1	$2.6	2.6%

Interest and other (income) expense increased $2.6 million, or 2.6%, to $101.1 million for the fiscal year ended June 30, 2017, from $98.5 million in the fiscal year ended June 30, 2016. The net increase primarily related to losses on extinguishment of debt associated with (i) the redemption of $97.5 million of Senior Notes, (ii) the repurchase of all of the $111.8 million Subordinated Notes and (iii) the $100.2 million of voluntary prepayments on the term loan facility made over the course of the fiscal year ended June 30, 2017 using cash from operations and existing cash on hand, as well as the remaining proceeds from the IPO, offset by lower interest expense for the fiscal year ended June 30, 2017 associated with (a) debt refinancing resulting in a lower average interest rate on our outstanding debt in the current period, (b) a reduction in average outstanding principal balance, (c) the loss on disposal of business incurred in the fiscal year ended June 30, 2016 that did not reoccur in the fiscal year ended June 30, 2017, partially offset by an increase in floating interest rates.

Income Tax Expense

	Fiscal Year Ended June 30,		Change
(in millions)	2016	2017	$	%
Income before income taxes	$0.4	$7.0	$6.6	n.m.
Income tax expense	3.8	2.6	(1.2)	(31.6)%
Net income (loss)	$(3.4)	$4.4	$7.8	(229.4)%

Income tax expense of $2.6 million was recognized for the fiscal year ended June 30, 2017, compared to income tax expense of $3.8 million for the year ended June 30, 2016. The effective tax rate for the fiscal year ended June 30, 2017 was 37.1% compared to 950.0% in the fiscal year ended June 30, 2016 due to higher pre-tax book income, lower permanent tax differences and a smaller impact of the revaluation of deferred tax balances related to the state effective tax rate change compared to prior year. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses which is offset by the favorable stock compensation excess benefit deduction.

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

Historical Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Fiscal Year Ended June 30,
	2016	2017	2018
Net cash provided by (used in)
Operating activities	$86.1	$51.0	$192.0
Investing activities	(322.0)	(101.6)	(162.1)
Net borrowings (repayments) on floor plan	20.9	41.6	(54.3)
Other financing activities	159.7	3.5	33.9
Financing activities	180.6	45.1	(20.4)
Net increase (decrease) in cash and cash equivalents	$(55.3)	$(5.5)	$9.5

Operating Activities

Net cash flows from operating activities consist of net income (loss) adjusted for noncash items such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, losses on extinguishments of debt or disposals of businesses and for changes in net working capital assets and liabilities. The cash impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primarily driver of changes in our working capital. As described below, we also consider free cash flow (which is a non-GAAP measure) as a tool to review our cash flow generation, inclusive of all working capital components.

Our net cash provided by (used in) operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Fiscal Year Ended June 30,
	2016	2017	2018
Impact of tax deductible goodwill and intangible assets	$8.6	$12.0	$10.5

Fiscal year ended June 30, 2018: Net cash provided by operating activities for the fiscal year ended June 30, 2018 was $192.0 million. This was primarily attributed to a net income of $134.2 million adjusted for: $74.4 million of intangible amortization expense, $15.1 million of total property and equipment depreciation expense, $4.5 million of amortization of debt issuance costs, $14.8 million of losses on extinguishment of debt, $7.0 million of share-based compensation, partially offset by a $35.3 million decrease in our working capital components and other long-term assets, as well as a $93.0 million deferred income tax benefit.

The net decrease in our working capital components (including related non-current assets and liabilities) was primarily driven by higher outstanding customer receivables associated with purchases on the accounts payable – floor plan facility (presented as a change in financing cash flows).

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

Fiscal year ended June 30, 2018: Net cash used in investing activities for the fiscal year ended June 30, 2018 was $162.1 million. Cash was primarily used for additional investments in sales-type and direct financing leases of $108.3 million in support of our leasing business, $42.8 million used to acquire the Emergent and Red Sky businesses and the purchase of property and equipment of $14.4 million, partially offset by proceeds received from our leasing assets of $4.1 million.

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

Fiscal year ended June 30, 2018: Net cash used in financing activities for the fiscal year ended June 30, 2018 was $20.4 million, comprised of $54.3 million of net repayments on the accounts payable – floor plan facility and $33.9 million of other financing activities. The $33.9 million provided by other financing activities was primarily the result of $114.6 million in proceeds from discounting financing receivables offset by $80.0 million in repayments on term loans.

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

(in millions)	June 30, 2017	June 30, 2018
Available liquidity	$251.5	$333.2
Net debt	$724.1	$649.6
Net working capital ratio	1.00x	1.02x
Free cash flow	$94.0	$122.8

Available liquidity – As previously discussed, we fund our short-term cash flow requirements through a combination of cash on hand, cash flows generated from operations and borrowings under our various debt facilities. We calculate our available liquidity as a sum of cash and cash equivalents from our consolidated balance sheet plus the amount available and unutilized on our revolving and accounts receivable securitization facilities.

The following table presents our calculation of available liquidity as of June 30, 2018 and 2017 (in millions):

	June 30, 2017	June 30, 2018
Cash and cash equivalents	$27.5	$37.0
Availability under the February 2015 Revolver	48.5	48.2
Availability under the Receivables Securitization Facility	175.5	248.0
Available liquidity	$251.5	$333.2

Available liquidity increased from $251.5 million at June 30, 2017 to $333.2 million at June 30, 2018 primarily as a result of increased availability under our Receivables Securitization Facility associated with an increase in receivables used as collateral.

The following table presents amounts outstanding under our primary sources of liquidity as of June 30, 2018 and 2017 (in millions):

	June 30, 2017	June 30, 2018
Cash and cash equivalents	$27.5	$37.0
Accounts payable - floor plan facility	$264.9	$210.6
Revolving credit facility	$—	$—
Receivables Securitization Facility	—	—
Term loan facility, due February 2022	626.6	—
Term loan facility, due February 2024	—	686.6
Senior Notes, 10.25% due February 2023	125.0	—
Total long-term debt	$751.6	$686.6

Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with the Presidio Acquisition. We believe the change in net debt provides information about our ability to generate free cash flows and de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of June 30, 2018 and 2017 (in millions):

	June 30, 2017	June 30, 2018
Total long-term debt	$751.6	$686.6
Cash and cash equivalents	(27.5)	(37.0)
Net debt	$724.1	$649.6

Net debt decreased from $724.1 million at June 30, 2017 to $649.6 million at June 30, 2018 primarily as a result of $80 million of voluntary prepayments on our term loan facility generated from our free cash flow in the period, partly offset by the impact of the $42.8 million of cash paid to acquire Emergent and Red Sky.

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

The following table presents the aggregate net cash impact of our leasing business for the fiscal years ended June 30, 2018 and 2017 (in millions):

	Fiscal Year Ended June 30,
	2017	2018
Additions of equipment under sales-type and direct financing leases	$(100.1)	$(108.3)
Proceeds from collection of financing receivables	9.8	4.1
Additions to equipment under operating leases	(2.0)	(1.6)
Proceeds from disposition of equipment under operating leases	1.5	0.7
Proceeds from the discounting of financing receivables	108.6	114.6
Retirements of discounted financing receivables	(5.0)	(10.0)
Aggregate net cash impact of leasing business	$12.8	$(0.5)

The following table presents reconciliation of net cash provided by operating activities to free cash flow for the fiscal years ended June 30, 2018 and 2017 (in millions):

	Fiscal Year Ended June 30,
	2017	2018
Net cash provided by operating activities	$51.0	$192.0
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	41.6	(54.3)
Aggregate net cash impact of leasing business	12.8	(0.5)
Purchases of property and equipment	(11.4)	(14.4)
Total adjustments	43.0	(69.2)
Free cash flow	$94.0	$122.8

As of June 30, 2018 the Company had the following sources of liquidity:

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

Accounts Payable – Floor Plan Facility: We have an agreement with a financial institution that provides our indirect wholly-owned subsidiary with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. We use the extended payment terms of this facility to reduce the working capital needs associated with the timing of vendor payments and the collection of customer receivables. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of June 30, 2018, the aggregate availability for purchases under the floor plan facility is the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable – floor plan facility were $210.6 million as of June 30, 2018.

Receivables Securitization Facility: We maintain an accounts receivables securitization facility which provides us with short-term liquidity needs (“Receivables Securitization Facility”). The Receivables Securitization Facility agreement is with our wholly-owned non-operating subsidiary, Presidio Capital Funding, LLC (“PCF”). To obtain accounts receivable for use in the Receivables Securitization Facility, PCF purchases the trade receivables of PNS on a continuous basis and then grants, without recourse, a senior undivided security interest in the pooled receivables to the administrative agent of the facility, PNC Bank, while maintaining a subordinated undivided security interest in any over-collateralization of the pooled receivables. Presidio LLC services the receivables for PCF at market rates and accordingly, no servicing asset or liability has been recorded. Upon and after the sale or contribution of the accounts receivables to PCF, such accounts receivables are assets of PCF and, as such, are not available to our creditors or its other subsidiaries.

The committed amount of the Receivables Securitization Facility is $250.0 million and the maturity date is November 28, 2020. The borrowing capacity on the facility is subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. We also incur a commitment fee of 0.50% or 0.40%, depending on utilization. At June 30, 2018, the interest rates was 3.49% and the commitment fee was 0.50%.

Accounts receivables purchased by PCF are subject to the satisfaction of customary conditions, including the absence of a termination event and the accuracy of representations and warranties. The obligations under the facility are secured by PCF’s right, title and interest in the pool of receivables and certain related assets. The facility requires that Presidio LLC comply with a minimum fixed charge coverage ratio of 1.0 to 1.0 if its excess liquidity, as defined in the facility, falls below $35.0 million for at least five consecutive days. We were in compliance with this covenant as of June 30, 2018.

There were no borrowings outstanding under the facility as of June 30, 2018. We had $248.0 million available under the facility based on the collateral available as of June 30, 2018.

February 2015 Credit Facility: On February 2, 2015, Presidio LLC and PNS as borrowers (the “Borrowers”), entered into a senior secured financing facility (the “February 2015 Credit Agreement”), which provided a term loan (“February 2015

Term Loan”) and a revolving credit facility (“February 2015 Revolver”) (collectively referred to as the “February 2015 Credit Facilities”).

In accordance with the terms of the February 2015 Credit Agreement, the Borrowers may request one or more incremental term loan facilities and/or increase commitments under the February 2015 Revolver in an aggregate amount of up to the sum of $125.0 million plus additional amounts so long as, (i) in the case of loans under additional credit facilities secured by liens (other than to the extent such liens are expressly subordinated in writing to the liens on the collateral securing the February 2015 Credit Agreement), the consolidated net first lien secured leverage ratio would be no greater than 3.75 to 1.00 and (ii) in the case of loans under additional credit facilities that would not be included in the computation of the consolidated net first lien secured leverage ratio, the consolidated net secured leverage ratio would be no greater than 4.25 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.

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

February 2015 Term Loan: Borrowings under the February 2015 Term Loan bear interest at a rate equal to, at the Borrowers’ option, either:

(a)
the LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans, plus an applicable margin; or

(b)	the base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate, or

(iii)	the one-month adjusted LIBOR plus 1.00%; in each case, plus an applicable margin.

The applicable margin for term loans is 2.75% in the case of LIBOR rate borrowings and 1.75% in the case of base rate borrowings as of June 30, 2018, resulting from the Company's Incremental Assumption Agreement and Amendment No. 6, entered into on January 5, 2018.

As a result of the Company's prepayments, $11.2 million of amortization payments are due prior to the maturity of the February 2015 Term Loan.

The February 2015 Credit Agreement requires the Borrowers to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
75% (which percentage will be reduced to 50% if the consolidated net first lien secured leverage ratio is less than or equal to 3.00 to 1.00, reduced to 25% if the consolidated net first lien secured leverage ratio is less than or equal to 2.50 to 1.00 and reduced to 0% if the consolidated net first lien secured leverage ratio is less than or equal to 2.00 to 1.00) of the Borrowers’ annual excess cash flow, as defined under the February 2015 Credit Agreement;

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

For the fiscal year ended June 30, 2018, there were no prepayments required based on the Borrowers’ calculation of annual excess cash flow.

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

As of June 30, 2018, there were no outstanding borrowings on the February 2015 Revolver and there were $1.8 million in letters of credit outstanding. We are in compliance with the covenants and have $48.2 million available for borrowings under the facility.

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 30, 2018 (in millions):

	Payments Due by Period
	Total	<1 Year	1-3 Years	4-5 Years	>5 Years
Term loan facility(1)	$686.6	$—	$—	$7.6	$679.0
Interest on term loan facility(2)	197.5	35.4	70.9	70.6	20.6
Operating leases(3)	55.5	12.0	20.7	12.4	10.4
Total	$939.6	$47.4	$91.6	$90.6	$710.0
___________________________________

(1)	Includes future principal on long-term borrowings through scheduled maturity dates.

(2)
Interest payments for the variable rate term loan were calculated using interest rates as of June 30, 2018. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

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

Off-Balance Sheet Arrangements

We had $1.8 million and $1.5 million of outstanding letters of credit on our revolving credit facility as of June 30, 2018 and June 30, 2017, respectively. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

During the year ended June 30, 2018, we did not declare or pay any distributions to stockholders. However, on September 5, 2018, our Board of Directors declared an initial quarterly dividend of $0.04 per share of common stock, payable on October 5, 2018 to stockholders of record as of the close of business on September 26, 2018.

We intend to declare quarterly dividends to holders of common stock. However, any future declaration and payment of future dividends to holders of common stock will be at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the Board of Directors deems relevant. Presidio, Inc., as a holding company, has no direct operations and our ability to pay dividends is limited to our available cash on hand and any funds received from subsidiaries. The terms of the indebtedness may restrict Presidio, Inc.’s ability to pay dividends, or may restrict the subsidiaries from paying dividends to Presidio, Inc. Under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Interest earned on direct financing leases is recognized over the term of the lease using the effective interest method. Revenue on sales-type leases is recognized at the inception of the lease at the present value of the minimum lease payments using the discount rate implicit in the lease, with the earned interest being recognized over the term of the lease using the effective interest method. Minimum lease payments comprise the rental payments that the lessee is obligated to make, excluding contingent rentals and any guarantee by the lessee to pay executory costs. Revenue from operating leases is recognized ratably on a straight-

line basis over the term of the lease agreement. Revenue from the sale of the residual asset at the end of a lease term is recognized at the date of sale.

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

Upon entering into a lease transaction, we generally assign the customer lease payments to a financial institution along with a first priority security interest in the leased equipment (“discounting”). These assignments do not qualify for sale accounting in accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and as such are not derecognized from the consolidated balance sheet and instead reported as collateralized borrowings. Accordingly, the related assets remain on our balance sheet and continue to be reported and accounted for as if the sale or assignment had not occurred. The majority of our assigned lease payments are on a nonrecourse basis with the financial institutions. At the time the lease is discounted, we receive a cash payment from the financial institution equal to the present value of the lease payments discounted at a fixed interest rate, and a related liability is established equal to this cash payment received. The asset and liability are both decreased over the term of the lease as payments are received by the financial institution from the lessee. The typical term of our leases and the discounting arrangements is between two and five years.

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

Goodwill and Indefinite-lived Intangible Assets

We assess goodwill for impairment at least annually on March 31st of each year for each reporting unit. During the year, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplified the test for goodwill impairment. To perform its impairment assessment, we compare the fair value of our reporting unit with its carrying amount. If our carrying amount exceeds our fair value, an impairment charge would be recognized for the difference. When the fair value of our reporting unit exceeds the carrying amount, no impairment is recognized.

Indefinite-lived intangible assets other than goodwill are assessed annually on March 31st, or more frequently if indicated, for impairment. The impairment assessment first considers qualitative and quantitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired, including, but not limited to, the following: (i) the performance of the underlying business related to the intangible asset; (ii) the use of the intangible asset to market to customers and transact with vendors; and (iii) the expectation that the intangible asset will continue to be used going forward. If after assessing the qualitative and quantitative factors we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, then we will write down the value of the intangible asset to its fair value. The fair value of our indefinite-lived intangible asset is determined using the relief from royalty method. The significant estimates and assumptions utilized in the fair value estimates include revenue projections, the royalty rate and the weighted average cost of capital.

No impairment of goodwill or indefinite-lived intangible assets was recognized for any of the periods presented.

Share-based Compensation

We measure and recognize share-based compensation expense for all share-based awards made to employees and directors using fair value based methods over the requisite service period. Prior to the fiscal year ended June 30, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we included an estimated forfeiture rate in the calculation of compensation expense. Subsequently, we recognize forfeitures as they occur. The cost of equity-classified awards is based on the grant-date fair value calculated using a Black-Scholes or Monte Carlo valuation model, depending on the nature and classification of the award. The cost of liability-classified awards were based on the intrinsic value of the awards at each reporting date.

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

Prior to the fiscal year ended June 20, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we recorded excess tax benefits to additional paid in capital on the consolidated balance sheet. Subsequently, excess tax benefits are recorded as a component of income tax expense in the consolidated statement of operations. Additionally, subsequent to the adoption of ASU 2016-09, excess tax benefits are presented as an operating activity on the consolidated statement of cash flows, instead of as a financing activity.

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

PRESIDIO, INC.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Presidio, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Presidio, Inc. and its subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes to the consolidated financial statements and schedules listed in Item 15 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 6, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2005.

Mclean, Virginia
September 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Presidio, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Presidio, Inc.'s (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes to the consolidated financial statements and schedules listed in Item 15 (collectively, the financial statements) of the Company and our report dated September 6, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Mclean, Virginia
September 6, 2018

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)

	As of June 30, 2017	As of June 30, 2018
Assets
Current Assets
Cash and cash equivalents	$27.5	$37.0
Accounts receivable, net	576.3	613.3
Unbilled accounts receivable, net	159.8	156.7
Financing receivables, current portion	84.2	88.3
Inventory	27.7	27.7
Prepaid expenses and other current assets	63.4	80.7
Total current assets	938.9	1,003.7
Property and equipment, net	32.1	35.9
Financing receivables, less current portion	113.6	116.8
Goodwill	781.5	803.7
Identifiable intangible assets, net	751.9	700.3
Other assets	32.7	33.9
Total assets	$2,650.7	$2,694.3
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	350.5	457.7
Accounts payable – floor plan	264.9	210.6
Accrued expenses and other current liabilities	216.3	193.2
Discounted financing receivables, current portion	79.9	85.2
Total current liabilities	911.6	946.7
Long-term debt, net of debt issuance costs	730.7	671.2
Discounted financing receivables, less current portion	104.7	108.6
Deferred income tax liabilities	270.4	177.7
Other liabilities	30.4	34.0
Total liabilities	2,047.8	1,938.2
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at June 30, 2018 and June 30, 2017	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized and 92,853,983 shares issued and outstanding at June 30, 2018, 250,000,000 shares authorized and 90,969,919 shares issued and outstanding at June 30, 2017	0.9	0.9
Additional paid-in capital	625.3	644.3
Accumulated earnings (deficit)	(23.3)	110.9
Total stockholders’ equity	602.9	756.1
Total liabilities and stockholders’ equity	$2,650.7	$2,694.3

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)

	Fiscal Year Ended June 30,
	2016	2017	2018
Revenue
Product	$2,319.8	$2,373.2	$2,336.5
Service	395.1	444.4	521.5
Total revenue	2,714.9	2,817.6	2,858.0
Cost of revenue
Product	1,866.5	1,884.2	1,856.3
Service	307.8	347.5	416.7
Total cost of revenue	2,174.3	2,231.7	2,273.0
Gross margin	540.6	585.9	585.0
Operating expenses
Selling expenses	248.2	276.2	273.7
General and administrative expenses	96.9	105.0	101.8
Transaction costs	20.6	14.8	10.8
Depreciation and amortization	76.0	81.8	83.7
Total operating expenses	441.7	477.8	470.0
Operating income	98.9	108.1	115.0
Interest and other (income) expense
Interest expense	81.9	72.5	46.0
Loss on disposal of business	6.8	—	—
Loss on extinguishment of debt	9.7	28.5	14.8
Other (income) expense, net	0.1	0.1	(0.3)
Total interest and other (income) expense	98.5	101.1	60.5
Income before income taxes	0.4	7.0	54.5
Income tax expense (benefit)	3.8	2.6	(79.7)
Net income (loss)	$(3.4)	$4.4	$134.2
Earnings (loss) per share:
Basic	$(0.05)	$0.06	$1.46
Diluted	$(0.05)	$0.05	$1.39
Weighted-average common shares outstanding:
Basic	71,117,962	77,517,700	91,891,295
Diluted	71,117,962	81,861,839	96,227,578

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)

	Fiscal Year Ended June 30,
	2016	2017	2018
Cash flows from operating activities:
Net income (loss)	$(3.4)	$4.4	$134.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	67.2	73.6	74.4
Depreciation of property and equipment in operating expenses	8.8	8.2	9.3
Depreciation of property and equipment in cost of revenue	5.7	5.4	5.8
Provision for sales returns and credit losses	1.5	2.0	1.0
Amortization of debt issuance costs	7.6	6.5	4.5
Loss on extinguishment of debt	9.7	28.5	14.8
Loss on disposal of business	6.8	—	—
Noncash lease income	(5.0)	(3.7)	(1.4)
Share-based compensation expense	2.2	10.2	7.0
Deferred income tax benefit	(19.6)	(17.6)	(93.0)
Other	—	0.4	0.1
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(37.6)	(98.4)	(23.9)
Inventory	(4.5)	20.6	0.3
Prepaid expenses and other assets	13.5	(20.6)	(17.3)
Accounts payable – trade	21.7	(31.9)	96.4
Accrued expenses and other liabilities	11.5	63.4	(20.2)
Net cash provided by operating activities	86.1	51.0	192.0
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	(251.3)	—	(42.8)
Proceeds from collection of escrow related to acquisition of business	—	0.6	0.2
Proceeds from disposition of business	36.3	—	—
Additions of equipment under sales-type and direct financing leases	(95.4)	(100.1)	(108.3)
Proceeds from collection of financing receivables	6.5	9.8	4.1
Additions to equipment under operating leases	(2.7)	(2.0)	(1.6)
Proceeds from disposition of equipment under operating leases	1.0	1.5	0.7
Purchases of property and equipment	(16.4)	(11.4)	(14.4)
Net cash used in investing activities	(322.0)	(101.6)	(162.1)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	—	247.5	—
Payments of initial public offering costs	—	(7.2)	—
Proceeds from issuance of common stock under share-based compensation plans	—	1.1	8.0
Repurchases of common stock	(0.1)	—	—
Payments of future consideration on acquisitions	(10.3)	—	—
Deferred financing costs	(1.2)	—	(1.2)
Proceeds from the discounting of financing receivables	86.4	108.6	114.6
Retirements of discounted financing receivables	(4.2)	(5.0)	(10.0)
Net borrowings (repayments) on the receivables securitization facility	5.0	(5.0)	—
Repayments of senior and subordinated notes	(66.3)	(230.8)	(135.7)
Borrowings of term loans, net of original issue discount	306.6	—	138.2
Repayments of term loans	(156.2)	(105.7)	(80.0)
Net borrowings (repayments) on the floor plan facility	20.9	41.6	(54.3)
Net cash provided by (used in) financing activities	180.6	45.1	(20.4)
Net increase (decrease) in cash and cash equivalents	(55.3)	(5.5)	9.5
Cash and cash equivalents:
Beginning of the period	88.3	33.0	27.5
End of the period	$33.0	$27.5	$37.0
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$74.0	$75.7	$44.8
Income taxes, net of refunds	$23.7	$3.3	$20.3
Reduction of discounted lease assets and liabilities	$82.8	$89.6	$102.7
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2015	—	$—	70,491,948	$0.7	$359.4	$(24.3)	$335.8
Common stock issued for awards under share-based compensation plans	—	—	23,856	—	—	—	—
Common stock issued for acquisitions	—	—	1,417,032	—	12.4	—	12.4
Repurchase of common stock	—	—	(10,000)	—	(0.1)	—	(0.1)
Net Loss	—	—	—	—	—	(3.4)	(3.4)
Share-based compensation expense	—	—	—	—	2.2	—	2.2
Balance, June 30, 2016	—	—	71,922,836	0.7	373.9	(27.7)	346.9
Common stock issued for initial public offering, net of underwriting discounts and commissions	—	—	18,766,465	0.2	247.3	—	247.5
Costs related to initial public offering	—	—	—	—	(7.2)	—	(7.2)
Common stock issued for awards under share-based compensation plans	—	—	280,618	—	1.1	—	1.1
Net income	—	—	—	—	—	4.4	4.4
Share-based compensation expense	—	—	—	—	10.2	—	10.2
Balance, June 30, 2017	—	—	90,969,919	0.9	625.3	(23.3)	602.9
Common stock issued for awards under share-based compensation plans	—	—	1,614,777	—	7.9	—	7.9
Common stock issued for acquisitions	—	—	269,287	—	4.1	—	4.1
Net income	—	—	—	—	—	134.2	134.2
Share-based compensation expense	—	—	—	—	7.0	—	7.0
Balance, June 30, 2018	—	$—	92,853,983	$0.9	$644.3	$110.9	$756.1

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., formerly named Aegis Holdings, Inc. (“Aegis”), is a Delaware corporation which was incorporated on November 20, 2014 by certain investment funds affiliated with or managed by Apollo Global Management, LLC and its subsidiaries, including Apollo Investment Fund VIII, L.P., along with their parallel investment funds (the “Apollo Funds”) to complete the acquisition of Presidio Holdings Inc. (“Presidio Holdings”). Presidio Holdings is a holding company for its wholly-owned subsidiary, Presidio LLC, and its operating subsidiaries, which are described below. Prior to its acquisition of Presidio Holdings on February 2, 2015 (the “Presidio Acquisition”), Presidio, Inc. had no operations or activity other than acquisition related costs. Subsequent to the Presidio Acquisition, Presidio, Inc. became the holding company and derives all of its operating income and cash flows from Presidio Holdings and its subsidiaries.

For the periods presented, the Company operated primarily through Presidio Networked Solutions LLC (“PNS”), a single indirect, wholly-owned subsidiary. PNS is a leading provider of life-cycle based IT solutions and services. The PNS business also includes the operations of Presidio Networked Solutions Group, LLC (“PNSG”). In addition, the Company operated an IT infrastructure leasing company, Presidio Technology Capital, LLC (“PTC”).

On April 3, 2018, the Company completed the acquisition of all of the issued and outstanding units of Red Sky Solutions, LLC, which expands our geographic footprint in the southwestern United States.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Split

On February 24, 2017, the Board of Directors of the Company declared a 2-for-1 stock split of the Company’s common stock in the form of a stock dividend payable on each share of common stock issued and outstanding as of February 24, 2017. The number of shares subject to and the exercise price of the Company’s outstanding options were adjusted to equitably reflect the split. All common stock share and per-share data included in these financial statements give effect to the stock split.

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

On November 21, 2017, the Company completed a secondary public offering of 8,000,000 shares of the Company’s common stock by certain funds affiliated with Apollo Global Management, LLC (the “Selling Stockholder”) at a price to the public of $14.25 per share. In addition, the underwriters to such secondary public offering purchased an additional 1,200,000 shares of common stock from the Selling Stockholder. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $1.0 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2018.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

During the fiscal year, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which restricts the valuation of inventory to the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company's inventory primarily consists of finished goods valued at the lower of cost or market, with cost determined on the first-in, first-out method (“FIFO”). The Company decreases the value of inventory when evidence exists that the net realizable value of inventory is lower than its cost, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Identifiable Intangible Assets

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

The Company assesses goodwill for impairment at least annually on March 31 of each year for each reporting unit. During the year, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplified the test for goodwill impairment. To perform its impairment assessment, the Company compared the fair value of our reporting unit with its carrying amount. If our carrying amount exceeds our fair value, an impairment charge would be recognized for the difference. When the fair value of our reporting unit exceeds the carrying amount, no impairment is recognized.

As of March 31, 2018, our estimated fair value exceeded our carrying value by approximately 96.6%. Our fair value was calculated based on our total market capitalization on March 31, 2018. On a qualitative basis, no economic, industry or our company-specific indicators were noted which would have led us to believe that it is more likely than not that goodwill was impaired since March 31, 2018.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based Compensation

The Company measures and recognizes share-based compensation expense for all share-based awards made to employees and directors using fair value based methods over the requisite service period. Prior to the fiscal year ended June 30, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company included an estimated forfeiture rate in its calculation of compensation expense. Subsequently, the Company recognizes forfeitures as they occur. The cost of equity-classified awards is based on the grant-date fair value calculated using a Black-Scholes or Monte Carlo valuation model, depending on the nature and classification of the award.

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

Prior to the fiscal year ended June 30, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company recorded excess tax benefits to additional paid in capital on the consolidated balance sheet. Subsequently, excess tax benefits are recorded as a component of income tax expense in the consolidated statement of operations. Additionally, subsequent to the adoption of ASU 2016-09, excess tax benefits are presented as an operating activity on the consolidated statement of cash flows, instead of as a financing activity.

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

Other Comprehensive Income

The Company did not have any components of other comprehensive income for any of the periods presented.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock outstanding includes the dilutive effect of vested and unvested in-the-money service-only condition stock options and stock options with performance conditions once the performance condition is considered probable of achievement. Stock options with market conditions are included in the calculation of potential dilutive shares to the extent the market conditions are deemed to have been met based on information as of the end of the period as if it were the end of the contingency period. The dilutive effect of such equity-classified awards is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. Prior to the fiscal year ended June 30, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the amount of excess tax benefits that would be recorded in additional paid-in capital when the award became deductible was considered an assumed proceed.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements Adopted During the Fiscal Year

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which restricts the valuation of inventory to the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard has an effective date for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the three months ended September 30, 2017. The adoption of this standard had an immaterial impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 of the current two-step process, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for the Company beginning in the first quarter of 2020 and allows for early adoption. The Company elected to early adopt this standard during the three months ended March 31, 2018. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2018

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standard allows entities to apply the standard retrospectively to each prior reporting period presented ("full retrospective adoption") or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application ("modified retrospective adoption"). The Company formed an implementation committee to evaluate the differences compared to existing GAAP and to implement the processes associated with the adoption of this standard.

The Company is currently in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the standard. The Company adopted the guidance on July 1, 2018, and utilized the full retrospective method.

The Company has finalized its accounting policies under the new standard which impacted revenue recognition as follows:

•
In certain transactions, the Company sells security software that is accompanied by third-party delivered software assurance that is deemed to be critical or essential to the core functionality of the security software license. In these cases, the Company has determined that the software license and the accompanying third-party delivered software assurance are a single performance obligation. The value of the product is primarily the accompanying support delivered by a third-party, and therefore, the Company is acting as an agent in these transactions and will recognize them on a net basis. The Company currently recognizes revenue from the sale of security software on a gross basis (i.e., acting as a principal). The adoption of the new standard results in a reduction to both Product revenue and Product cost of revenue with no impact on Product gross margin.

•
The Company sells software enterprise license agreements (“ELAs”) that provide customers with access to manage their software license needs. The Company has determined that the ELA software sales are, individually, single performance obligations regardless of whether they are sold on a standalone basis or in connection with other hardware, software or services. The software licenses sold as part of an ELA are not operated or hosted by the Company and typically the manufacturer provides support services as part of the ELA transaction. Accordingly, the Company is acting as an agent in these transactions and will recognize them on a net basis. The Company currently recognizes revenue for ELAs sold as stand-alone solutions on a net basis (i.e., acting as an agent), while ELAs sold with other hardware, software or services are recognized on a gross basis. The adoption of the new standard results in a reduction to both Product revenue and Product cost of revenue with no impact on Product gross margin.

•
The Company performs professional service engagements that may include subcontractors performing the services. In certain transactions, the Company currently recognizes revenue based on the milestones billed by the subcontractor when additional data is unavailable. The adoption of the new standard impacts the timing of revenue recognition for these transactions based on an appropriate input method aligned with when control transfers to the customer and the impact results in adjustments to Service revenue, Service cost of revenue and Service gross margin.

•
The Company pays commissions to its sales personnel and the amount is generally derived from the profitability of the transaction. In certain cases, commissions are calculated and paid for contracts with performance periods that exceed one year and have been identified as costs to obtain the contracts. The adoption of the new standard results in the capitalization of these commissions and recognition of expense over a longer period of time resulting in a reduction in Selling expenses.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of the ASU is expected to impact the Company's results as follows (in millions, except per-share data):

	Fiscal Year Ended
	June 30, 2017			June 30, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted	As Reported	ASU 2014-09 Adjustment	As Adjusted
Revenue
Product	$2,373.2	$(86.0)	$2,287.2	$2,336.5	$(73.7)	$2,262.8
Service	444.4	4.4	448.8	521.5	(19.1)	502.4
Total revenue	2,817.6	(81.6)	2,736.0	2,858.0	(92.8)	2,765.2
Cost of revenue
Product	1,884.2	(86.0)	1,798.2	1,856.3	(73.7)	1,782.6
Service	347.5	4.0	351.5	416.7	(18.1)	398.6
Total cost of revenue	2,231.7	(82.0)	2,149.7	2,273.0	(91.8)	2,181.2
Gross margin	$585.9	$0.4	$586.3	$585.0	$(1.0)	$584.0

Selling expenses	$276.2	$(0.8)	$275.4	$273.7	$(0.5)	$273.2

Operating income	$108.1	$1.2	$109.3	$115.0	$(0.5)	$114.5
Income tax expense (benefit)	$2.6	$0.5	$3.1	$(79.7)	$(0.2)	$(79.9)
Net income (loss)	$4.4	$0.7	$5.1	$134.2	$(0.3)	$133.9

Earnings (loss) per share:
Basic	$0.06	$0.01	$0.07	$1.46	$—	$1.46
Diluted	$0.05	$0.01	$0.06	$1.39	$—	$1.39

	As of June 30, 2017			As of June 30, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted	As Reported	ASU 2014-09 Adjustment	As Adjusted
Accounts receivable, net	$576.3	$(5.4)	$570.9	$613.3	$(4.6)	$608.7
Unbilled accounts receivable, net	$159.8	$18.6	$178.4	$156.7	$14.8	$171.5
Prepaid expenses and other current assets	$63.4	$16.4	$79.8	$80.7	$31.8	$112.5
Total assets	$2,650.7	$29.6	$2,680.3	$2,694.3	$42.0	$2,736.3

Accrued expenses and other current liabilities	$216.3	$22.1	$238.4	$193.2	$35.0	$228.2
Deferred income tax liabilities	$270.4	$3.0	$273.4	$177.7	$2.8	$180.5
Total liabilities	$2,047.8	$25.1	$2,072.9	$1,938.2	$37.8	$1,976.0

Accumulated earnings (deficit)	$(23.3)	$4.5	$(18.8)	$110.9	$4.2	$115.1
Total stockholders’ equity	$602.9	$4.5	$607.4	$756.1	$4.2	$760.3
Total liabilities and stockholders’ equity	$2,650.7	$29.6	$2,680.3	$2,694.3	$42.0	$2,736.3

The adoption of the ASU did not impact cash flow provided by operating activities for the years ended June 30, 2018 and 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.         Acquisitions

Red Sky Solutions, LLC

On April 3, 2018, the Company completed the acquisition (“Red Sky Acquisition”) of all of the issued and outstanding units of Red Sky Solutions, LLC in exchange for $36.6 million paid in cash and approximately $4.1 million paid in 269,287 restricted shares of the Company’s common stock. As part of the Red Sky Acquisition, employees of Red Sky are eligible to obtain an earnout bonus based on a target EBITDA, subject to continued employment. Expense for this earnout is recorded in transaction costs, presented in the consolidated statement of operations. The acquisition expands our geographic footprint in the southwestern United States.

In accordance with the acquisition method, the acquired assets and assumed liabilities of the Red Sky business have been recognized at fair value as of April 3, 2018. The fair value of the acquired tangible assets and liabilities of Red Sky were determined to be consistent with their book value as of the date of the transaction. The fair values assigned to intangible assets were determined through use of a combination of the income, market and costs methods. The goodwill recognized from the transaction is primarily associated with Red Sky’s specialized and technical workforce. The acquisition of Red Sky was a taxable transaction and as a result, the goodwill and acquired intangible assets are deductible for income tax purposes.

The Company incurred $0.4 million of acquisition related costs during the fiscal year ended June 30, 2018 associated with the Red Sky Acquisition, which are presented as part of transaction costs in the consolidated statements of operations.

The following table summarizes the purchase price allocation for the Red Sky Acquisition (in millions):

Computation of purchase price:
Cash paid to sellers	$36.6
Receivable due from escrow	(0.2)
Fair value of equity consideration	4.1
Total consideration	$40.5
Allocation of purchase price:
Fair value of assets acquired
Cash	$3.0
Accounts receivable	7.2
Unbilled accounts receivable	0.3
Inventory	0.2
Prepaid expenses and other current assets	1.3
Property and equipment	1.7
Goodwill	19.6
Identifiable intangible assets	18.5
Fair value of liabilities assumed
Accounts payable - trade	(8.5)
Accrued expenses and other current liabilities	(2.8)
Total net assets acquired	$40.5

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Emergent Networks, LLC

On August 31, 2017, the Company completed the acquisition of all of the issued and outstanding units of Emergent Networks, LLC (“Emergent”) for total consideration of approximately $9.3 million. The acquisition of Emergent expanded our geographic footprint in Minnesota. The Company incurred $0.1 million of acquisition related costs during the fiscal year ended June 30, 2018 associated with the acquisition of Emergent, which are presented as part of transaction costs in the consolidated statements of operations. In connection with this acquisition, the Company recognized $4.3 million of identifiable intangible assets and $2.6 million of goodwill.

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

Carrying amount of assets disposed
Accounts receivable	$13.4
Inventory	7.4
Prepaid expenses and other current assets	1.1
Property and equipment	7.0
Equipment under operating leases, net	0.3
Identifiable intangible assets, net	26.4
Carrying amount of liabilities disposed
Accounts payable - trade	(3.2)
Accrued expenses and other current liabilities	(9.3)
Net assets disposed	$43.1

Note 4.         Accounts and Unbilled Receivables

Accounts receivable consisted of the following (in millions):

	June 30, 2017	June 30, 2018
Gross accounts receivable	$580.0	$616.4
Provision for sales returns and credit losses	(3.7)	(3.1)
Total accounts receivable, net	$576.3	$613.3

Unbilled receivables consisted of the following (in millions):

	June 30, 2017	June 30, 2018
Gross unbilled accounts receivable	$160.6	$157.0
Provision for sales returns and credit losses	(0.8)	(0.3)
Total unbilled accounts receivable, net	$159.8	$156.7

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.         Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2017	June 30, 2018
Partner incentive program receivable	$26.2	$32.7
Prepaid income taxes	—	4.9
Deferred product costs and other current assets	37.2	43.1
Total prepaid expenses and other current assets	$63.4	$80.7

Note 6.         Financing Receivables and Operating Leases

The Company records the lease receivables related to discounted sales-type or direct financing leases as financing receivables, and the related liability resulting from discounting customer payment streams as discounted financing receivables, in the Company’s consolidated balance sheets. Discounted customer payment streams are typically collateralized by a security interest in the underlying assets being leased. At June 30, 2018 and 2017, the interest rates on discounted leases ranged from 0.0% to 10.0% and 2.0% to 10.5%, respectively.

Financing receivables – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows (in millions):

June 30, 2017	Discounted to financial institutions	Not discounted to financial institutions	Total
Minimum lease payments	$197.2	$4.2	$201.4
Estimated net residual values	—	7.2	7.2
Unearned income	(9.4)	(0.8)	(10.2)
Provision for credit losses	—	(0.6)	(0.6)
Total, net	$187.8	$10.0	$197.8

Reported as:
Current	$80.8	$3.4	$84.2
Long-term	107.0	6.6	113.6
Total, net	$187.8	$10.0	$197.8

Discounted financing receivables:
Nonrecourse	$183.7	$—	$183.7
Recourse	—	—	—
Total	$183.7	$—	$183.7

Reported as:
Current	$79.3	$—	$79.3
Long-term	104.4	—	104.4
Total, net	$183.7	$—	$183.7

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018	Discounted to financial institutions	Not discounted to financial institutions	Total
Minimum lease payments	$207.5	$2.7	$210.2
Estimated net residual values	—	7.6	7.6
Unearned income	(11.4)	(0.9)	(12.3)
Provision for credit losses	—	(0.4)	(0.4)
Total, net	$196.1	$9.0	$205.1

Reported as:
Current	$85.4	$2.9	$88.3
Long-term	110.7	6.1	116.8
Total, net	$196.1	$9.0	$205.1

Discounted financing receivables:
Nonrecourse	$192.6	$—	$192.6
Recourse	—	—	—
Total	$192.6	$—	$192.6

Reported as:
Current	$84.5	$—	$84.5
Long-term	108.1	—	108.1
Total, net	$192.6	$—	$192.6

The discounted financing receivables associated with sales-type and direct financing type leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with operating leases, which is discussed below.

Minimum lease payments for discounted and non-discounted sales-type and direct financing leases were as follows (in millions):

Years ending June 30,	Discounted to financial institutions	Not discounted to financial institutions	Total
2019	$91.4	$1.1	$92.5
2020	60.8	0.4	61.2
2021	33.7	0.5	34.2
2022	15.7	0.4	16.1
2023	5.9	0.3	6.2
2024 and thereafter	—	—	—
Total	$207.5	$2.7	$210.2

Operating leases – Equipment under operating leases and accumulated depreciation presented within other assets in the consolidated balance sheets was as follows (in millions):

	June 30, 2017	June 30, 2018
Equipment under operating leases	$4.6	$3.4
Accumulated depreciation	(2.9)	(1.9)
Total equipment under operating leases, net	$1.7	$1.5

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $1.4 million for the fiscal year ended June 30, 2018, $1.7 million for the fiscal year ended June 30, 2017 and $2.5 million for the fiscal year ended June 30, 2016.

The minimum lease payments related to operating leases discounted or non-discounted were as follows (in millions):

Years ending June 30,	Discounted to financial institutions	Not discounted to financial institutions	Total
2019	$0.7	$—	$0.7
2020	0.4	—	0.4
2021	0.1	—	0.1
2022	—	—	—
2023	—	—	—
2024 and thereafter	—	—	—
Total	$1.2	$—	$1.2

Liabilities for discounted operating leases was follows (in millions):

	June 30, 2017	June 30, 2018
Discounted operating leases:
Current	$0.7	$0.7
Noncurrent	0.2	0.5
Total	$0.9	$1.2

Note 7.         Property and Equipment

Property and equipment and accumulated depreciation and amortization was as follows (in millions):

	Estimated useful lives	June 30, 2017	June 30, 2018
Furniture and fixtures	3 to 7 years	$5.3	$8.4
Equipment	3 to 7 years	22.2	28.5
Software	3 years	19.9	24.4
Leasehold improvements	Life of lease	13.3	16.4
Total property and equipment		60.7	77.7
Accumulated depreciation and amortization		(28.6)	(41.8)
Total property and equipment, net		$32.1	$35.9

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statement of operations was $9.3 million for the fiscal year ended June 30 2018, $8.2 million for the fiscal year ended June 30, 2017 and $8.8 million for the fiscal year ended June 30, 2016.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and managed cloud contracts that is included in cost of service revenue within the Company’s consolidated statement of operations was $4.4 million for the fiscal year ended June 30, 2018, $3.7 million for the fiscal year ended June 30, 2017 and $3.2 million for the fiscal year ended June 30, 2016.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.         Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill consisted of the following (in millions):

	Gross carrying value	Accumulated impairment charges	Total, net
Balance, June 30, 2016	781.5	—	781.5
Acquisitions	—	—	—
Impairment charges	—	—	—
Balance, June 30, 2017	781.5	—	781.5
Acquisitions	22.2	—	22.2
Impairment charges	—	—	—
Balance, June 30, 2018	$803.7	$—	$803.7

No acquisitions were made during the fiscal year ended June 30, 2017. For the fiscal year ended June 30, 2018, goodwill increased by $22.2 million in connection with new acquisitions, of which $19.6 million was associated with the Red Sky Acquisition and $2.6 million was associated with the acquisition of Emergent.

The Company performed an impairment assessment as of March 31 of each year to determine whether it was more likely than not that the fair value of the Company’s reporting unit was less than its carrying amount. Based on the results of these assessments, the Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As a result, the Company concluded that no impairment of its goodwill existed at those dates and, accordingly, no impairment losses have been recorded during any of the periods presented.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following (in millions):

June 30, 2017	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$703.2	$(159.8)	$543.4
Developed technology	5	3.6	(1.6)	2.0
Trade names	1 – 2	5.1	(3.6)	1.5
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$916.9	$(165.0)	$751.9

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(231.4)	$492.8
Developed technology	5	3.6	(2.3)	1.3
Trade names	2	1.8	(0.6)	1.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(234.3)	$700.3

Amortization associated with intangible assets was $74.4 million for the fiscal year ended June 30, 2018, $73.6 million for the fiscal year ended June 30, 2017 and $67.2 million for the fiscal year ended June 30, 2016. The weighted-average remaining useful life of the finite-lived intangible assets was 6.6 years as of June 30, 2018.

The Company performed an impairment assessment as of March 31 of each year on the indefinite-lived trade names to determine whether it was more likely than not that the fair value of the trade names was less than their carrying amounts. Based on the results of these assessments, the Company determined that it was not more likely than not that the fair value of its trade names was less than their carrying amount. As a result, the Company concluded that no impairment of its trade names existed at those dates. The Company did not identify or record any impairment losses related to its trade names during any of the periods presented.

Based on the finite-lived intangible assets recorded at June 30, 2018, the annual amortization expense is expected to be as follows (in millions):

Years ending June 30,
2019	$75.2
2020	74.3
2021	73.6
2022	73.5
2023	72.8
2024 and thereafter	125.9
Total	$495.3

Note 9.         Accounts Payable - Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of June 30, 2018, the aggregate availability for purchases under the floor plan is the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable – floor plan facility were $210.6 million and $264.9 million as of June 30, 2018 and 2017, respectively.

Note 10.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2017	June 30, 2018
Accrued compensation	$64.5	$61.1
Accrued interest	11.7	8.3
Accrued equipment purchases/vendor expenses	78.3	56.9
Accrued income taxes	7.3	5.7
Accrued non-income taxes	7.4	8.2
Customer deposits, current portion	5.1	3.5
Unearned revenue	40.0	47.6
Other accrued expenses and current liabilities	2.0	1.9
Total accrued expenses and other current liabilities	$216.3	$193.2

Note 11.     Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2017	June 30, 2018
Revolving credit facility	$—	$—
Receivable securitization facility	—	—
Term loan facility, due February 2022	626.6	—
Term loan facility, due February 2024	—	686.6
Senior notes, 10.25% due February 2023	125.0	—
Total long-term debt	751.6	686.6
Unamortized debt issuance costs	(20.9)	(15.4)
Total long-term debt, net of debt issuance costs	$730.7	$671.2
Reported as:
Current	$—	$—
Long-term	730.7	671.2
Total long-term debt, net of debt issuance costs	$730.7	$671.2

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

On May 27, 2016, the Borrowers entered into Incremental Assumption Agreement and Amendment No. 3 (the “May 2016 Amendment”) to the February 2015 Credit Agreement for an incremental $140.0 million term loan borrowing. The proceeds of the incremental term loan were used to, among other things, repay in full the remaining $115.0 million outstanding on the credit facility incurred in connection with the Netech Acquisition. The $140.0 million incremental term loan under the credit facility is subject to the same terms and conditions as the then-existing term loans under the February 2015 Credit Agreement.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 5, 2018, the Borrowers entered into an Incremental Assumption Agreement and Amendment No. 6 (the “Sixth Amendment” or the “January 2018 Amendment”) amending the February 2015 Credit Agreement, by and among the Borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

Pursuant to the Sixth Amendment, the Borrowers (i) refinanced all $576.6 million in aggregate principal amount of term loans outstanding under the Credit Agreement (the “Existing Term Loans”) and (ii) borrowed $140.0 million in aggregate principal amount of incremental term loans, in each case with new term loans (the “New Term Loans”) under the February 2015 Credit Agreement.

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

In accordance with the terms of the February 2015 Credit Agreement, the Borrowers may request one or more incremental term loan facilities and/or increase commitments under the February 2015 Revolver in an aggregate amount of up to the sum of $125.0 million plus additional amounts so long as, (i) in the case of loans under additional credit facilities secured by liens (other than to the extent such liens are expressly subordinated in writing to the liens on the collateral securing the February 2015 Credit Agreement), the consolidated net first lien secured leverage ratio would be no greater than 3.75 to 1.00 and (ii) in the case of loans under additional credit facilities that would not be included in the computation of the consolidated net first lien secured leverage ratio, the consolidated net secured leverage ratio would be no greater than 4.25 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

February 2015 Term Loan – Borrowings under the February 2015 Term Loan bear interest at a rate equal to, at the Borrowers’ option, either:

(a)
the LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans, plus an applicable margin; or

(b)	the base rate determined by reference to the highest of:

(i)	the federal funds rate plus 0.50%,

(ii)	the prime rate, or

(iii)	one-month adjusted LIBOR plus 1.00%; plus an applicable margin.

The applicable margin for term loans is 2.75% in the case of LIBOR rate borrowings and 1.75% in the case of base rate borrowings as of June 30, 2018, resulting from the January 2018 Amendment. As of June 30, 2018, due to voluntary prepayments made on the term loans subsequent to the January 2018 Amendment, $11.2 million of amortization payments are due prior to the maturity of the February 2015 Term Loan.

The February 2015 Credit Agreement requires the Borrowers to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
75% (which percentage will be reduced to 50% if the consolidated net first lien secured leverage ratio is less than or equal to 3.00 to 1.00, reduced to 25% if the consolidated net first lien secured leverage ratio is less than or equal to 2.50 to 1.00, and reduced to 0% if the consolidated net first lien secured leverage ratio is less than or equal to 2.00 to 1.00) of the Borrowers’ annual excess cash flow, as defined under the February 2015 Credit Agreement;

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

For the fiscal year ended June 30, 2018, there are no additional prepayments required based on the Borrowers’ calculation of the annual excess cash flow.

The February 2015 Term Loan was originally a $600.0 million term loan with a seven year maturity of February 2, 2022. The borrowing was issued at 97.0% of par, resulting in an original issue discount of $18.0 million. The Company incurred $15.0 million of deferred financing costs associated with the original term loan, resulting in total deferred issuance costs of $33.0 million.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $140.0 million borrowing entered into pursuant to the May 2016 Amendment was issued at 99.5% of par, resulting in $0.7 million of original issue discount. In accordance with debt modification accounting, the Company recorded an additional $0.1 million in deferred issuance costs associated with the amendment.

In association with the January 2018 Amendment, the Company incurred $2.9 million in professional fees which are presented within transaction costs on the Company's consolidated statement of operations and capitalized $2.4 million of debt issuance costs, inclusive of original issuance discount, presented on a net basis along with the associated debt obligations on the Company's consolidated balance sheet.

The Company has made $80.0 million in aggregate voluntary prepayments of term loans under the February 2015 Credit Agreement during the fiscal year ended June 30, 2018, resulting in $2.1 million loss on extinguishment of debt reflected in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

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

As of June 30, 2018 and 2017, there were no outstanding borrowings on the February 2015 Revolver and there were $1.8 million and $1.5 million in letters of credit outstanding, respectively. The Company is in compliance with the covenants and had and $48.2 million and $48.5 million available for borrowings under the facility as of June 30, 2018 and 2017, respectively.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior and Senior Subordinated Notes

In conjunction with the Presidio Acquisition, on February 2, 2015, Presidio Holdings issued a series of senior notes (“Senior Notes”) in an aggregate principal amount of $250.0 million, and a series of senior subordinated notes (“Senior Subordinated Notes”) in an aggregate amount of $150.0 million (collectively referred to as the “Notes”), each of which were to mature on February 15, 2023.

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

Proceeds from the New Term Loans obtained pursuant to the January 2018 Amendment noted above were used to (i) refinance all of the Existing Term Loans, (ii) redeem all of the $125.0 million remaining outstanding Senior Notes in accordance with the optional redemption provisions contained in the indenture governing the Senior Notes and (iii) pay the redemption premium on the Senior Notes, accrued and unpaid interest, and other fees and expenses payable in connection with the foregoing. In connection with the redemption of the Senior Notes, the Company recorded a loss on extinguishment of debt of $12.6 million, of which $1.9 million related to write-offs of unamortized debt issuance costs.

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

The Receivables Securitization Facility provides for borrowing capacity subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. The Company also incurs a commitment fee of 0.50% or 0.40%, depending on utilization. At June 30, 2018, the interest rate was 3.49% and the commitment fee was 0.50%.

In connection with the Presidio Acquisition, the committed amount of the Receivables Securitization Facility was increased from $150.0 million to $200.0 million, and the maturity date was extended from March 31, 2017 to the date three years after the closing of the Presidio Acquisition, which is February 2, 2018. The February 2, 2015 amendment to the Receivables Securitization Facility resulted in $0.8 million of additional debt issuance costs.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2018 and 2017, respectively, there were no outstanding borrowings under the Receivables Securitization Facility. The Company had $248.0 million and $175.5 million available under the Receivables Securitization Facility based on the collateral available as of June 30, 2018 and 2017, respectively.

Debt Issuance Costs

The Company amortizes original issue discount and deferred financing costs (collectively, "debt issuance cost") using the effective interest method over the life of the related debt instrument, and such amortization is included in interest expense in the consolidated statements of operations.

The following table details the debt issuance costs for the periods presented (in millions):

	Other Assets	Long-Term Debt
	Revolving credit facilities	Term loan, due February 2019	Term loan facility, due February 2022	Term loan facility, due February 2024	Senior Notes	Senior subordinated notes	Total
Balance, June 30, 2015	$2.9	$—	$30.4	$—	$6.0	$3.5	$42.8
Additions	0.1	8.4	1.0	—	—	—	9.5
Extinguishments	—	(7.7)	—	—	(0.6)	(0.9)	(9.2)
Amortization	(1.1)	(0.7)	(4.7)	—	(0.8)	(0.3)	(7.6)
Balance, June 30, 2016	1.9	—	26.7	—	4.6	2.3	35.5
Additions	—	—	—	—	—	—	—
Extinguishments	—	—	(3.2)	—	(1.8)	(2.0)	(7.0)
Amortization	(0.8)	—	(4.8)	—	(0.6)	(0.3)	(6.5)
Balance, June 30, 2017	1.1	—	18.7	—	2.2	—	22.0
Modifications	—	—	(15.3)	15.3	—	—	—
Additions	0.8	—	—	2.4	—	—	3.2
Extinguishments	—	—	(1.4)	(0.7)	(1.9)	—	(4.0)
Amortization	(0.7)	—	(2.0)	(1.5)	(0.3)	—	(4.5)
Balance, June 30, 2018	$1.2	$—	$—	$15.5	$—	$—	$16.7

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Maturities

As of June 30, 2018, the maturities of long-term debt were as follows (in millions):

Years ending June 30,
2019	$—
2020	—
2021	—
2022	0.4
2023	7.2
2024 and thereafter	679.0
Total	$686.6

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

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2017 (in millions):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Term loan	626.6	—	627.4	—
Senior notes	125.0	—	138.8	—
Total	$751.6	$—	$766.2	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2018 (in millions):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Term loan	$686.6	$—	$684.1	$—
Total	$686.6	$—	$684.1	$—

The fair value of the Company’s term loans and senior notes are estimated based on quoted market prices for the debt, which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans and senior notes exclude unamortized debt issuance costs.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the acquisitions discussed in Note 2, the Company used a combination of valuation methods which include Level 3 inputs in determining the fair values of the assets and liabilities acquired as well as the fair value of the consideration transferred, which included equity and equity instruments.

Note 13.     Commitments and Contingencies

Operating leases– The Company leases office space in 68 locations under operating leases which were generally five to seven years in duration at lease inception, with an average remaining life of 3.1 years at June 30, 2018. Total rent expense charged to operations was $10.5 million for the fiscal year ended June 30, 2018, $11.2 million for the fiscal year ended June 30, 2017 and $9.0 million for the fiscal year ended June 30, 2016.

Future minimum rental payments required under the leases are as follows (in millions):

Years ending June 30,
2019	$11.3
2020	10.9
2021	9.4
2022	7.0
2023	5.3
2024 and thereafter	10.4
Total	$54.3

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

Note 14.     Stockholders' Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of common stock will not have cumulative voting rights in the election of directors. Holders of common stock are entitled to ratably receive dividends if, and when, dividends are declared from time to time by our Board of Directors out of funds legally available for that purpose, after payment of dividends required to be paid on outstanding preferred stock, if any. Under Delaware law, the Company can only pay dividends either out of “surplus” or the current or immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock. Common stock does not have preemptive or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of June 30, 2018, no preferred stock has been issued by the Company.

Dividends

In accordance with the terms of the credit agreements and the notes indentures, Presidio Holdings has certain limitations on its ability to declare and pay dividends. These limitations include restrictions on the transfer of cash and/or other property between Presidio LLC, Presidio Holdings and Presidio, Inc.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dividends declared are subject to Board approval and will depend on the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Company’s Board of Directors deems relevant.

Note 15.     Share-Based Compensation

Effective as of February 24, 2017, the Company's Board of Directors adopted the Amended and Restated 2015 Long-Term Incentive Plan (the “2015 LTIP”), the 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Employee Stock Purchase Plan (the “ESPP”). Following the adoption of the 2017 LTIP Plan, no additional grants will be made under the 2015 LTIP. Prior to the adoption of the initial 2015 LTIP on February 2, 2015, concurrent with the Presidio Acquisition, the Predecessor's equity awards were issued under the Presidio Holdings Inc. LTIP ("Presidio Holdings LTIP").

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

The 2017 LTIP has a term expiring on February 24, 2027. The Board of Directors may amend, alter, or discontinue the 2017 LTIP, but no amendment, alteration, or discontinuance may materially impair the rights of an equity award previously granted under the 2017 LTIP without the award holder’s consent, except such amendments made to comply with applicable law.

As indicated above, several types of awards are available for grant under the 2017 LTIP. As of June 30, 2018, nonqualified stock options and restricted stock units ("RSUs") have been granted pursuant to the 2017 LTIP as discussed further below.

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

Restricted Stock Units - Restricted stock units granted under the 2017 LTIP are awards denominated in shares that will be settled, subject to the terms and conditions of the restricted stock units, either by delivery of shares to the participant or by the payment of cash based upon the fair market value of a specified number of shares. Except as set forth in the applicable award agreement, any restricted stock units still subject to restriction will terminate upon an award holder's termination of employment for any reason during the restriction period. During the restriction period set by the Committee, the award holder shall not be permitted to sell, assign, transfer, pledge, or otherwise encumber restricted stock units.

As of June 30, 2018, 2,085,764 non-qualified stock options were outstanding under the 2017 LTIP. The outstanding 2017 LTIP stock option grants vest in four equal installments on each of the anniversaries of the grant date, subject to continued services through such vesting date. As of June 30, 2018, 150,000 service-based restricted stock units were outstanding under the 2017 LTIP. The outstanding 2017 LTIP restricted stock units vest in two equal installments on each of the anniversaries of the grant date, subject to continued services through such vesting date.

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

As of June 30, 2018, 6,315,468 nonqualified stock options were outstanding under the 2015 LTIP, of which 946,152 were Rolled options that were fully vested, 2,343,348 were Tranche A stock options and 3,025,968 were Tranche B stock options and Tranche C stock options. In conjunction with the IPO, the performance condition for the Tranche B and Tranche C stock options was deemed met, but as of June 30, 2018, the market condition for vesting had not yet been realized.

Nonqualified Option Activity

A summary of the nonqualified stock option activity for the fiscal year ended June 30, 2018 was as follows:

	Service and Rolled options outstanding
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, June 30, 2017	6,801,591	6.88	3.20	2,756,683	2.98	3.03	4,044,908	9.53	3.32
Granted	451,992	15.13	5.53	—	—	—	451,992	15.13	5.53
Vested	—	—	—	1,095,473	8.76	2.82	(1,095,473)	8.76	2.82
Exercised	(1,389,341)	3.43	2.90	(1,389,341)	3.43	2.90	—	—	—
Forfeited	(457,233)	9.14	2.86	—	—	—	(457,233)	9.14	2.86
Expired	(31,745)	3.19	3.52	(31,745)	3.19	3.52	—	—	—
Balance, June 30, 2018	5,375,264	$8.29	$3.50	2,431,070	$5.32	$3.00	2,944,194	$10.74	$3.91

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance and Market options outstanding
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, June 30, 2017	3,453,036	5.56	2.09	—	—	—	3,453,036	5.56	2.09
Granted	—	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(427,068)	5.29	1.96	—	—	—	(427,068)	5.29	1.96
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2018	3,025,968	$5.60	$2.11	—			3,025,968	$5.60	$2.11

Vested and Expected to Vest

A summary of nonqualified stock options that are vested or expected to vest was as follows:

	Number of options	Weighted-average exercise price	Intrinsic value (in millions)	Weighted-average remaining contract term (in years)
Balance, June 30, 2018	7,634,664	$7.52	$42.6	6.3

Intrinsic Values

A summary of the intrinsic values of nonqualified stock options was as follows (in millions):

		Service & Rolled options outstanding			Performance and market options outstanding
	Exercised during the period end	Total outstanding options	Vested (exercisable) options	Nonvested options	Nonvested options
June 30, 2016	$0.2	$24.6	$15.4	$9.2	$11.7
June 30, 2017	$3.1	$50.6	$31.2	$19.4	$30.2
June 30, 2018	$16.2	$28.3	$19.3	$9.0	$22.7

Fair Value Assumptions

The weighted-average assumptions used in the Black-Scholes and Monte Carlo valuations to calculate the fair value of the awards granted during the periods were as follows:

	Fiscal Year Ended June 30,
	June 30, 2016	June 30, 2017	June 30, 2018
Nonqualified stock options:
Expected life (in years)(1)	6.5	6.4	6.3
Expected volatility	32.2%	32.3%	32.5%
Average risk-free interest rate	1.8%	2.2%	2.4%
Dividend yield	—%	—%	—%
___________________________________

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The expected life assumption for the performance and market stock options used in the Monte Carlo simulation varied based on the outcomes of each scenario performed.

The expected stock price volatility is based on a combination of the historical volatility of the Company since its March 2017 IPO and an average of the historical volatility of public companies in industries similar to the Company prior to its IPO. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option. The Company has insufficient historical data regarding the expected life of options and therefore uses the simplified method to calculate the expected life.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense and the related income tax benefit as follows (in millions):

	Fiscal Year Ended June 30,
	2016	2017	2018
Nonqualified stock options	$2.2	$10.2	$5.7
Restricted stock units	$—	$—	$1.3
Total	$2.2	$10.2	$7.0
Reported as:
Selling expenses	$0.9	$4.2	$1.4
General and administrative expenses	1.3	6.0	5.6
Total	$2.2	$10.2	$7.0
Income tax benefit for share-based compensation	$0.9	$4.0	$2.3

As of June 30, 2018, there was $6.9 million of unrecognized compensation costs related to service based awards from the 2015 LTIP and the 2017 LTIP nonqualified stock option awards which is expected to be recognized as expense over a weighted-average period of 1.9 years.

The occurrence of the initial public offering deemed the performance condition associated with the performance and market stock options to be probable and as a result, the Company recognized $7.3 million in compensation expense associated with these awards during the fiscal year ended June 30, 2017. As of June 30, 2018, there was no unrecognized compensation expense related to the performance and market stock options as all compensation expense was recognized in connection with the initial public offering. As of June 30, 2018, the market condition for vesting has not been realized.

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock through payroll deductions during quarterly offerings periods, or during such other offering periods as the Compensation Committee may determine. Participants may authorize payroll deductions of a specific percentage of compensation between 1% and 15%, with such deductions being accumulated for quarterly purchase periods beginning on the first business day of each offering period and ending on the last business day of each offering period.

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

At June 30, 2018, there were 1,274,564 shares available for issuance under this plan. On June 30, 2018, we held $0.6 million of contributions made by employees that were used to purchase 46,118 shares on July 3, 2018.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 16.     Earnings (Loss) Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted net earnings (loss) per share (in millions, except for share and per share data):

	Fiscal Year Ended June 30,
	2016	2017	2018
Numerator
Earnings (loss)	$(3.4)	$4.4	$134.2
Denominator
Weighted-average shares - basic	71,117,962	77,517,700	91,891,295
Effect of dilutive securities
Stock options(1)	—	4,344,139	4,336,283
Weighted-average shares - diluted	71,117,962	81,861,839	96,227,578
Earnings (loss) per share:
Basic	$(0.05)	$0.06	$1.46
Diluted	$(0.05)	$0.05	$1.39
___________________________________
(1) All options are considered anti-dilutive in years with a net loss.

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares of common stock outstanding because their inclusion would have been anti-dilutive consists of the following:

	Fiscal Year Ended June 30,
	2016	2017	2018
Stock options excluded from EPS because of anti- dilution	5,301,576	2,069,551	2,112,224
Stock options excluded from EPS because performance or market condition had not been met(1)	3,534,712	317,675	766,568
Total stock options excluded from EPS	8,836,288	2,387,226	2,878,792
___________________________________
(1) For the fiscal year ended June 30, 2016, all performance and market stock options were excluded from EPS as the performance condition was not considered probable. For the fiscal years ended June 30, 2018 and 2017, the performance condition for all performance and market stock options had been deemed met due to the completion of the Company's IPO. As a result, the performance and market options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on June 30, 2018 and 2017 as if it was the end of the contingency period.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.     Income Taxes

The following table summarizes the expense (benefit) for income taxes (in millions):

	Fiscal Year Ended June 30,
	2016	2017	2018
Current:
Federal	$18.4	$16.8	$9.0
State	5.0	3.6	4.5
Deferred:
Federal	(17.4)	(16.0)	(92.1)
State	(2.2)	(1.8)	(1.1)
Total income tax expense (benefit)	$3.8	$2.6	$(79.7)

The difference between the tax provision at the statutory federal income tax rate and the effective rate on income was as follows:

	Fiscal Year Ended June 30,
	2016	2017	2018
Statutory federal income tax rate	35.0%	35.0%	28.1%
Increase (decrease) in rate resulting from:
State taxes, net of federal benefits	175.0	7.1	5.0
Permanent adjustments	250.0	11.4	2.0
Stock compensation adjustments	—	(11.4)	(6.7)
Deferred tax impacts of TCJA	—	—	(172.6)
State tax rate change on deferred items	340.0	1.5	—
Provision to return adjustments	125.0	(4.7)	(0.7)
Uncertain tax positions	25.0	(3.2)	(0.4)
Other	—	1.4	(0.9)
Effective tax rate	950.0%	37.1%	(146.2)%

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

The Company recognized a provisional amount of $94.1 million of income tax benefit for the fiscal year ended June 30, 2018 relating to the revaluation of deferred tax asset and liability balances due to the change in tax rates enacted in the period. The Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances. The changes included in the TCJA are broad and complex and could materially affect the estimates recorded for the quarter and year to date periods, due to, among other things, changes in legislative interpretations or further guidance issued on the application of certain provisions of the TCJA. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts.

The Company’s effective tax rate of (146.2)% for the fiscal year ended June 30, 2018 differed from the U.S. federal statutory tax rate primarily due to the $94.1 million income tax benefit impact of revaluation of deferred tax asset and liability balances. The other differences include the favorable excess tax benefit deduction for the fiscal year ended June 30, 2018 related to share-based compensation of $3.7 million, the impact of state taxes and the impact of permanent differences.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax rate of 37.1% for the fiscal year ended June 30, 2017 differed from the U.S. federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses which is offset by the favorable stock compensation excess benefit deduction.

The Company’s effective income tax rate of 950.0% for the fiscal year ended June 30, 2016 differed from the U.S. federal statutory rate primarily due to the impact on the nominally small pre-tax income of unfavorable permanent differences and the impact of the revaluation of deferred tax balances related to the state effective tax rate change.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) were as follows (in millions):

	Fiscal Year Ended June 30,
	2017	2018
	Non-current
Deferred tax assets:
Accrued expenses	$16.5	$5.4
Bad debt	1.5	0.9
Share-based compensation	7.5	5.5
Acquisition related	3.8	2.3
Net operating losses	—	—
Total deferred tax assets	29.3	14.1
Deferred tax liabilities:
Intangibles	(252.3)	(156.9)
Leases	(34.2)	(29.4)
Debt issuance costs	(8.6)	(2.8)
Depreciation	(3.4)	(0.5)
Other	(1.2)	(2.2)
Total deferred tax liabilities	(299.7)	(191.8)
Total deferred tax assets (liabilities)	$(270.4)	$(177.7)

The Company believes that it is more likely than not, based on the weight of available evidence, that the deferred tax assets as shown will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have a history of generating taxable income. As of June 30, 2018 and 2017, no valuation allowances have been recorded against the deferred tax assets.

The Company records a liability for uncertain tax positions if it is not more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation, if any. For positions that are more likely than not to be sustained, the liability recorded is measured as the largest benefit amount that is more than 50% likely to be realized upon ultimate settlement. As of both June 30, 2018 and June 30, 2017, the Company had unrecognized tax benefits including interest and penalties of $1.1 million, respectively. As of June 30, 2018, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by $0.2 million all of which will impact the effective tax rate within the next 12 months related to statutes of limitations on certain federal and state income tax returns expiring. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. The liability for uncertain tax positions is presented within other liabilities in the consolidated balance sheets.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows (in millions):

	Fiscal Year Ended June 30,
	2016	2017	2018
Balance, beginning of the period	$1.5	$1.3	$0.9
Increases for tax positions taken on acquired entities	—	—	—
Increases for tax positions taken in current period	—	—	—
Increases for tax positions taken in a previous period	0.3	—	0.9
Expiration of statute of limitations	(0.5)	(0.4)	(0.7)
Balance, end of period	$1.3	$0.9	$1.1

Interest and penalties recognized as part of income taxes from continuing operations was a net benefit of less than $0.1 million for the fiscal years ended June 30, 2018 and 2017. The cumulative interest and penalties recorded on the Company’s consolidated balance sheets was less than $0.1 million as of June 30, 2018 and $0.2 million as of June 30, 2017.

The Company files a consolidated federal income tax return and various consolidated state income tax returns. The Company’s federal and material state income tax years remain open to examination for the fiscal year ended June 30, 2014. The Company is currently under examination by the Internal Revenue Service for fiscal year ended June 30, 2015. We currently do not believe that the outcome of the examination will have a material impact on our financial statements.

Note 18.     Major Customers and Suppliers

The Company’s revenue is derived from arrangements with enterprise, commercial, service provider, state, and U.S. government customers. No customer accounted for more than 10% of the Company’s revenue during the years ended June 30, 2018, 2017 and 2016. All accounts receivable are made on an unsecured basis and no customer balance comprised more than 10% of accounts receivable as of June 30, 2018 or 2017.

The Company’s solutions include products and services purchased directly and indirectly from manufacturers. Our purchases from a single manufacturer comprised approximately 64% our purchases from all manufacturers for the fiscal year ended June 30, 2018, 67% for the fiscal year ended June 30, 2017, and 67% for the fiscal year ended June 30, 2016. No other manufacturers accounted for more than 10% of the Company’s purchases during these periods.

Note 19.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or its directors of $1.8 million for the fiscal year ended June 30, 2018, $7.3 million for the fiscal year ended June 30, 2017 and $2.0 million for the fiscal year ended June 30, 2016. As of June 30, 2018 and June 30, 2017, the outstanding receivables associated with parties affiliated with Apollo or its directors were $1.7 million and $1.7 million, respectively.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At issuance of the credit facility associated with the acquisition of Netech in February 2016, members of the Company’s management held $5.5 million of the $150.0 million term loan borrowing. This debt was fully repaid with the credit facility terminated at June 30, 2016. In issuing the credit facility, the Company incurred $0.5 million in deferred financing fees associated with an affiliate of Apollo.

At issuance, Presidio, Inc. held the $25.0 million term loan borrowing issued by Presidio Holdings under the Incremental Assumption Agreement and Amendment No. 2 to the Company’s February 2015 Credit Agreement. As of June 30, 2016, Presidio, Inc. had sold its holdings of the debt to an unaffiliated third party for a loss of $0.1 million as a result of the sale.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.3 million for the fiscal year ended June 30, 2018, $0.3 million for the fiscal year ended June 30, 2017 and $0.3 million for the fiscal year ended June 30, 2016.

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

Total employer contribution expense was $3.0 million for the fiscal year ended June 30, 2018, $2.1 million for the fiscal year ended June 30, 2017 and $6.1 million for the fiscal year ended June 30, 2016.

Note 21.     Segment Information

Since October 22, 2015, the Company has operated as one reportable segment based on our assessment of how our chief operating decision maker allocates resources and assesses performance across the Company.

Geographic Areas

Revenue earned by the Company from customers outside of the United States is not material for any of the periods presented. Additionally, the Company does not have long-lived assets outside of the United States.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by Solution Area

The following table presents total revenue by solution area (in millions):

	Fiscal Year Ended June 30,
	2016	2017	2018
Revenue by solution area:
Cloud	$391.7	$501.1	$450.3
Security	249.4	324.1	376.9
Digital infrastructure	2,073.8	1,992.4	2,030.8
Total revenue	$2,714.9	$2,817.6	$2,858.0

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

The following condensed consolidating financing information was prepared on the same basis as the consolidated financial statements (in millions):

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.7	$26.8	$—	$27.5
Accounts receivable, net	—	576.3	—	576.3
Unbilled accounts receivable, net	—	159.8	—	159.8
Financing receivables, current portion	—	84.2	—	84.2
Inventory	—	27.7	—	27.7
Prepaid expenses and other current assets	1.3	69.1	(7.0)	63.4
Total current assets	2.0	943.9	(7.0)	938.9
Property and equipment, net	—	32.1	—	32.1
Deferred tax asset	2.7	—	(2.7)	—
Financing receivables, less current portion	—	113.6	—	113.6
Goodwill	—	781.5	—	781.5
Identifiable intangible assets, net	—	751.9	—	751.9
Other assets	605.2	32.7	(605.2)	32.7
Total assets	$609.9	$2,655.7	$(614.9)	$2,650.7
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	—	350.5	—	350.5
Accounts payable – floor plan	—	264.9	—	264.9
Accrued expenses and other current liabilities	7.0	216.3	(7.0)	216.3
Discounted financing receivables, current portion	—	79.9	—	79.9
Total current liabilities	7.0	911.6	(7.0)	911.6
Long-term debt, net of debt issuance costs	—	730.7	—	730.7
Discounted financing receivables, less current portion	—	104.7	—	104.7
Deferred income tax liabilities	—	273.1	(2.7)	270.4
Other liabilities	—	30.4	—	30.4
Total liabilities	7.0	2,050.5	(9.7)	2,047.8
Total stockholders’ equity	602.9	605.2	(605.2)	602.9
Total liabilities and stockholders’ equity	$609.9	$2,655.7	$(614.9)	$2,650.7

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of June 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.1	$36.9	$—	$37.0
Accounts receivable, net	—	613.3	—	613.3
Unbilled accounts receivable, net	—	156.7	—	156.7
Financing receivables, current portion	—	88.3	—	88.3
Inventory	—	27.7	—	27.7
Prepaid expenses and other current assets	2.9	79.6	(1.8)	80.7
Total current assets	3.0	1,002.5	(1.8)	1,003.7
Property and equipment, net	—	35.9	—	35.9
Deferred tax asset	1.5	—	(1.5)	—
Financing receivables, less current portion	—	116.8	—	116.8
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	700.3	—	700.3
Other assets	751.6	33.9	(751.6)	33.9
Total assets	$756.1	$2,693.1	$(754.9)	$2,694.3
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	—	457.7	—	457.7
Accounts payable – floor plan	—	210.6	—	210.6
Accrued expenses and other current liabilities	—	195.0	(1.8)	193.2
Discounted financing receivables, current portion	—	85.2	—	85.2
Total current liabilities	—	948.5	(1.8)	946.7
Long-term debt, net of debt issuance costs	—	671.2	—	671.2
Discounted financing receivables, less current portion	—	108.6	—	108.6
Deferred income tax liabilities	—	179.2	(1.5)	177.7
Other liabilities	—	34.0	—	34.0
Total liabilities	—	1,941.5	(3.3)	1,938.2
Total stockholders’ equity	756.1	751.6	(751.6)	756.1
Total liabilities and stockholders’ equity	$756.1	$2,693.1	$(754.9)	$2,694.3

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Fiscal Year Ended June 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,817.6	$—	$2,817.6
Total cost of revenue	—	2,231.7	—	2,231.7
Gross margin	—	585.9	—	585.9
Operating expenses
Selling, general and administrative, and transaction costs	0.5	395.5	—	396.0
Depreciation and amortization	—	81.8	—	81.8
Total operating expenses	0.5	477.3	—	477.8
Operating income (loss)	(0.5)	108.6	—	108.1
Interest and other (income) expense
Interest expense	—	72.5	—	72.5
Loss on extinguishment of debt	—	28.5	—	28.5
Other (income) expense, net	(4.7)	0.1	4.7	0.1
Total interest and other (income) expense	(4.7)	101.1	4.7	101.1
Income before income taxes	4.2	7.5	(4.7)	7.0
Income tax expense (benefit)	(0.2)	2.8	—	2.6
Net income	$4.4	$4.7	$(4.7)	$4.4

Condensed Consolidating Statement of Operations
Fiscal Year Ended June 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,858.0	$—	$2,858.0
Total cost of revenue	—	2,273.0	—	2,273.0
Gross margin	—	585.0	—	585.0
Operating expenses
Selling, general and administrative, and transaction costs	1.7	384.6	—	386.3
Depreciation and amortization	—	83.7	—	83.7
Total operating expenses	1.7	468.3	—	470.0
Operating income (loss)	(1.7)	116.7	—	115.0
Interest and other (income) expense
Interest expense	—	46.0	—	46.0
Loss on extinguishment of debt	—	14.8	—	14.8
Other (income) expense, net	(136.2)	(0.3)	136.2	(0.3)
Total interest and other (income) expense	(136.2)	60.5	136.2	60.5
Income before income taxes	134.5	56.2	(136.2)	54.5
Income tax expense (benefit)	0.3	(80.0)	—	(79.7)
Net income	$134.2	$136.2	$(136.2)	$134.2

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2017

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.1)	$51.1	$—	$51.0
Cash flows from investing activities:	.
Proceeds from collection of escrow related to acquisition of business	—	0.6	—	0.6
Capital contribution to subsidiary	(162.7)	—	162.7	—
Investment in debt of subsidiary	(123.3)	—	123.3	—
Return of intercompany loan	12.1	—	(12.1)	—
Additions of equipment under sales-type and direct financing leases	—	(100.1)	—	(100.1)
Proceeds from collection of financing receivables	—	9.8	—	9.8
Additions to equipment under operating leases	—	(2.0)	—	(2.0)
Proceeds from disposition of equipment under operating leases	—	1.5	—	1.5
Purchases of property and equipment	—	(11.4)	—	(11.4)
Net cash used in investing activities	(273.9)	(101.6)	273.9	(101.6)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	247.5	—	—	247.5
Payment of initial public offering costs	—	(7.2)	—	(7.2)
Proceeds from issuance of comment stock under share-based compensation plans	1.1	—	—	1.1
Capital contribution from parent	—	162.7	(162.7)	—
Proceeds from the discounting of financing receivables	—	108.6	—	108.6
Retirements of discounted financing receivables	—	(5.0)	—	(5.0)
Net repayments on the receivables securitization facility	—	(5.0)	—	(5.0)
Repayments of senior and subordinated notes	—	(107.5)	(123.3)	(230.8)
Repayment of intercompany loan	—	(12.1)	12.1	—
Repayments of term loans	—	(105.7)	—	(105.7)
Net repayments on the floor plan facility	—	41.6	—	41.6
Net cash provided by financing activities	248.6	70.4	(273.9)	45.1
Net increase (decrease) in cash and cash equivalents	(25.4)	19.9	—	(5.5)
Cash and cash equivalents:
Beginning of the period	26.1	6.9	—	33.0
End of the period	$0.7	$26.8	$—	$27.5

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5.3)	$197.3	$—	$192.0
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(42.8)	—	(42.8)
Proceeds from collection of escrow related to acquisition of business	—	0.2	—	0.2
Additions of equipment under sales-type and direct financing leases	—	(108.3)	—	(108.3)
Proceeds from collection of financing receivables	—	4.1	—	4.1
Additions to equipment under operating leases	—	(1.6)	—	(1.6)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(14.4)	—	(14.4)
Net cash used in investing activities	—	(162.1)	—	(162.1)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	4.7	3.3	—	8.0
Proceeds from the discounting of financing receivables	—	114.6	—	114.6
Retirements of discounted financing receivables	—	(10.0)	—	(10.0)
Deferred financing cost on receivables securitization facility	—	(1.2)	—	(1.2)
Repayments of senior and subordinated notes	—	(135.7)	—	(135.7)
Borrowings on term loans, net of original issue discount	—	138.2	—	138.2
Repayments of term loans	—	(80.0)	—	(80.0)
Net repayments on the floor plan facility	—	(54.3)	—	(54.3)
Net cash provided by (used in) financing activities	4.7	(25.1)	—	(20.4)
Net increase (decrease) in cash and cash equivalents	(0.6)	10.1	—	9.5
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$0.1	$36.9	$—	$37.0

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.     Quarterly Financial Data (Unaudited)

	Three Months Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
	(in millions, except per-share amounts)
Total revenue	$737.7	$721.8	$628.8	$729.3
Gross margin	148.6	142.9	142.1	152.3
Operating income	30.3	27.5	14.4	35.9
Net income (loss)	5.6	3.4	(15.0)	10.4
Net income (loss), per common share, basic	$0.08	$0.05	$(0.20)	$0.11
Net income (loss), per common share, diluted	$0.08	$0.05	$(0.20)	$0.11

	Three Months Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
	(in millions, except per-share amounts)
Total revenue	$765.0	$661.6	$665.1	$766.3
Gross margin	156.4	137.4	139.4	151.8
Operating income	44.1	23.3	18.3	29.3
Net income	19.8	99.2	0.6	14.6
Net income, per common share, basic	$0.22	$1.08	$0.01	$0.16
Net income, per common share, diluted	$0.21	$1.03	$0.01	$0.15

The sum of the earnings (loss) per share amounts may not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.

On February 24, 2017, the Board of Directors of the Company declared a 2-for-1 stock split of the Company’s common stock in the form of a stock dividend payable on each share of common stock issued and outstanding as of February 24, 2017. The number of shares subject to and the exercise price of the Company’s outstanding options were adjusted to equitably reflect the split. All per-share data included in these financial statements give effect to the stock split and have been adjusted retroactively for all periods presented.

24.     Subsequent Events

On September 5, 2018, the Company, entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with AP VIII Aegis Holdings, L.P. (“Aegis LP”), an affiliate of investment funds affiliated with Apollo Global Management, LLC. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 10,750,000 shares of our common stock from Aegis LP for aggregate consideration of approximately $160 million, representing a purchase price of $14.75 per share of common stock (the “Repurchase”). To fund the Repurchase, the Company intends to use proceeds of $160 million of additional term loans under an incremental term loan B facility to be established pursuant to the February 2015 Credit Agreement, subject to customary closing conditions. The Stock Repurchase Agreement, the Repurchase and the related transactions were approved by the Company’s board of directors and a committee of independent directors.

The Repurchase is expected to close in mid-September 2018. Following consummation of the Repurchase, Aegis LP will continue to own 47,050,000 shares of our common stock, or approximately 57% of our shares of common stock outstanding.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for share and per share data)

	As of June 30, 2017	As of June 30, 2018
Assets
Current Assets
Cash and cash equivalents	$0.7	$0.1
Prepaid expenses and other current assets	1.3	2.9
Total current assets	2.0	3.0
Deferred income tax assets	2.7	1.5
Investment in subsidiaries	605.2	751.6
Total assets	$609.9	$756.1
Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses and other current liabilities	$7.0	$—
Total current liabilities	7.0	—
Total liabilities	7.0	—
Stockholders' Equity
Preferred stock:
$0.01 par value; 100 shares authorized, zero shares issued and outstanding at June 30, 2018 and June 30, 2017	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized and 92,853,983 shares issued and outstanding at June 30, 2018, 250,000,000 shares authorized and 90,969,919 shares issued and outstanding at June 30, 2017	0.9	0.9
Additional paid-in capital	625.3	644.3
Accumulated earnings (deficit)	(23.3)	110.9
Total stockholders' equity	602.9	756.1
Total liabilities and stockholders' equity	$609.9	$756.1

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions)

	Fiscal Year Ended June 30,
	2016	2017	2018
Operating expenses
Selling, general and administrative, and transaction costs	$0.3	$0.5	$1.7
Total operating expenses	0.3	0.5	1.7
Operating income (loss)	(0.3)	(0.5)	(1.7)
Interest and other (income) expense
Unrealized loss (income) on equity investment in subsidiaries	3.2	(4.7)	(136.2)
Other (income) expense, net	(0.3)	—	—
Total interest and other (income) expense	2.9	(4.7)	(136.2)
Income (loss) before income taxes	(3.2)	4.2	134.5
Income tax (benefit) expense	0.2	(0.2)	0.3
Net income (loss)	$(3.4)	$4.4	$134.2

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2016	2017	2018
Net cash provided by operating activities	$0.3	$(0.1)	$(5.3)
Cash flows from investing activities:
Capital contribution to subsidiary	—	(162.7)	—
Investment in debt of subsidiary	(25.0)	(123.3)	—
Return of intercompany loan	—	12.1	—
Proceeds from sale of debt investment	24.9	—	—
Net cash used in investing activities	(0.1)	(273.9)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	248.6	4.7
Repurchases of common stock	(0.1)	—	—
Net cash (used in) provided by investing activities	(0.1)	248.6	4.7
Net increase (decrease) in cash and cash equivalents	0.1	(25.4)	(0.6)
Cash and cash equivalents, beginning of the period	26.0	26.1	0.7
Cash and cash equivalents, end of the period	$26.1	$0.7	$0.1

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

Basis of Presentation

Pursuant to the terms of the credit agreements discussed in Note 11 of the consolidated financial statements, Presidio Holdings and its subsidiaries have restrictions on their ability to, among other things, incur additional indebtedness, make distributions to Presidio, Inc., or make certain intercompany loans and advances. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, since the restricted net assets of Presidio, Inc.’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceeds 25% of the Company’s consolidated net assets as of June 30, 2018. All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

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

On November 21, 2017, the Company completed a secondary public offering of 8,000,000 shares of the Company’s common stock by certain funds affiliated with Apollo Global Management, LLC (the “Selling Stockholder”) at a price to the public of $14.25 per share. In addition, the underwriters to such secondary public offering purchased an additional 1,200,000 shares of common stock from the Selling Stockholder. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $1.0 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2018.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE UNCONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies

The accounting policies used in the preparation of the parent financial statements are generally consistent with those used in the preparation of the consolidated financial statements of the Company.

In conjunction with the acquisition of Presidio Holdings, Presidio, Inc. has applied the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations, and has also elected the application of push-down accounting. As a result, the fair value adjustments and goodwill recognized from the transactions are recorded in the financial statements of its subsidiaries and presented as part of Presidio, Inc.’s investment in subsidiaries on the balance sheet.

As discussed in Note 17 of the annual consolidated financial statements, Presidio, Inc. and its subsidiaries file a consolidated federal income tax return and various consolidated state income tax returns. Taxes are allocated to the members of the consolidated return, based on an estimate of the amounts that would be reported if the members were separately filing their tax returns. As a result, for the fiscal years ended June 30, 2018, 2017 and 2016, Presidio, Inc.’s income tax benefit and deferred tax assets excludes any taxes associated with Presidio, Inc.’s investment in its subsidiaries.

During the year ended June 30, 2018, we did not declare or pay any distributions to stockholders. We intend to declare quarterly dividends to holders of common stock. However, any future declaration and payment of future dividends to holders of common stock will be at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the Board of Directors deems relevant. Presidio, Inc., as a holding company, has no direct operations and our ability to pay dividends is limited to our available cash on hand and any funds received from subsidiaries. The terms of the indebtedness may restrict Presidio, Inc.’s ability to pay dividends, or may restrict the subsidiaries from paying dividends to Presidio, Inc. Under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

PRESIDIO, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions and other adjustments	Balance at end of period
Fiscal Year Ended June 30, 2016
Provision for sales returns and credit losses	$3.8	$1.9	$—	$(1.9)	$3.8
Provision for inventory obsolescence	—	0.1	—	—	0.1
Provision for residual value and credit losses on financing receivables	2.0	—	—	(0.3)	1.7
Fiscal Year Ended June 30, 2017
Provision for sales returns and credit losses	$3.8	$2.4	$—	$(1.7)	$4.5
Provision for inventory obsolescence	0.1	0.5	—	—	0.6
Provision for residual value and credit losses on financing receivables	1.7	—	—	(0.5)	1.2
Fiscal Year Ended June 30, 2018
Provision for sales returns and credit losses	$4.5	$1.0	$—	$(2.1)	$3.4
Provision for inventory obsolescence	0.6	0.1	—	(0.4)	0.3
Provision for residual value and credit losses on financing receivables	1.2	—	—	(0.5)	0.7

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that, as of June 30, 2018, the Company’s internal control over financial reporting is effective. RSM LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.

Item 9B.     Other Information

None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 11.     Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Item 14.     Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended June 30, 2018.

Part IV

Item 15.     Exhibits, Financial Statement Schedules

(a)    Financial Statement Schedules

The following documents are filed as part of this report:

(1)     Consolidated Financial Statements:

(2)     Financial Statement Schedules:

Page
Schedule I - Condensed Financial Information of Registrant	122
Schedule II - Valuation and Qualifying Accounts	127

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

(b)     Exhibits

The information required by this Item is set forth on the exhibit index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017	S-8	3.2	3/13/2017
4.1	Indenture governing the 10.25% Senior Notes due 2023, dated as of February 2, 2015 (the “Senior Notes Indenture”) , among Presidio Holdings Inc., as Issuer (the “Senior Notes Issuer”), the Subsidiary Guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee.	S-1	4.1	11/22/2016
4.2	Indenture governing the 10.25% Senior Subordinated Notes due 2023, dated as of February 2, 2015 (the “Subordinated Notes Indenture”), among Presidio Holdings Inc., as Issuer (the “Subordinated Notes Issuer”), the Subsidiary Guarantors party thereto from time to time, and Wilmington Trust, National Association, as Trustee.	S-1	4.2	11/22/2016
4.3	First Supplemental Indenture, dated as of January 12, 2016, among the Senior Notes Issuer, Presidio Infrastructure Solutions LLC, as a New Subsidiary Guarantor, and Wilmington Trust, National Association, as Trustee, under the Senior Notes Indenture.	S-1	4.3	11/22/2016
4.4	First Supplemental Indenture, dated as of January 12, 2016, among the Subordinated Notes Issuer, Presidio Infrastructure Solutions LLC, as a New Subsidiary Guarantor, and Wilmington Trust, National Association, as Trustee, under the Subordinated Notes Indenture.	S-1	4.4	11/22/2016
4.5	Form of common stock certificate of Presidio, Inc.	S-1	4.5	1/24/2017
4.6	Amended and Restated Securityholders Agreement, dated as of March 15, 2017, by and among Presidio, Inc. and certain stockholders listed therein.	8-K	4.2	3/15/2017
4.7	Stockholders Agreement, dated as of March 10, 2017, by and among Presidio, Inc. and certain stockholders listed therein.	8-K	4.1	3/15/2017
10.1	Credit Agreement, dated as of February 2, 2015, among Presidio Holdings Inc., as Holdings, Presidio IS LLC, as Intermediate Holdings, Presidio LLC, as Company and a Borrower, Presidio Networked Solutions LLC, as a Borrower, the Lenders Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.1	12/27/2016
10.2	Incremental Assumption Agreement and Amendment No. 1, dated as of May 19, 2015, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto, the Refinancing Term Lender Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.2	11/22/2016
10.3	Incremental Assumption Agreement and Amendment No. 2, dated as of February 1, 2016, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto, the Incremental Term Lender Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.3	11/22/2016
10.4	Incremental Assumption Agreement and Amendment No. 3, dated as of May 27, 2016, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Incremental Term Lender and as Administrative Agent.	S-1	10.4	11/22/2016
10.5	Incremental Assumption Agreement and Amendment No. 4, dated as of January 19, 2017, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Refinancing Term Lender and as Administrative Agent.	S-1	10.13	1/24/2017
10.6	Second Amended and Restated Receivables Purchase Agreement, dated as of February 2, 2015, among Presidio Capital Funding LLC, as Seller, Presidio LLC, as Servicer, the Sub-Servicers Party Thereto, and PNC Bank, National Association, as Administrator.	S-1	10.5	11/22/2016
10.7	Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty, dated as of February 8, 2016, among Presidio Capital Funding LLC, as Seller, Presidio LLC, as Servicer, Presidio Networked Solutions LLC, as Sub-Servicer, Presidio IS LLC, as Performance Guarantor and PNC Bank, National Association, as Administrator.	S-1	10.6	11/22/2016
10.8	Third Amended and Restated Credit Agreement, dated February 28, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC (f/k/a INX LLC and as successor to Bluewater Communications Group LLC).	S-1	10.7	11/22/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.9	First Amendment to the Third Amended and Restated Credit Agreement, dated March 26, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC (f/k/a INX LLC and as successor to Bluewater Communications Group LLC).	S-1	10.8	12/27/2016
10.10	Acknowledgement and Second Amendment to the Third Amended and Restated Credit Agreement, dated November 25, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC.	S-1	10.9	11/22/2016
10.11	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 1, 2016, among Presidio Networked Solutions Group, LLC, Presidio Infrastructure Solutions LLC and Castle Pines Capital LLC.	S-1	10.10	11/22/2016
+10.12	Systems Integrator Agreement by and between Cisco Systems, Inc. and the Presidio Corporation, dated as of May 14, 2002 (as amended on June 3, 2002, July 12, 2006, April 23, 2007, March 28, 2008, February 10, 2009, March 14, 2011, January 25, 2012, March 1, 2012, March 15, 2013 April 16, 2013, May 17, 2013, July 30, 2013, September 12, 2013, December 13, 2013, February 20, 2014, March 10, 2014, February 26, 2016, May 3, 2016, July 1, 2016, August 5, 2016 and September 8, 2016) (with addendums dated as of October 13, 2011, December 21, 2012, May 2, 2013 and February 3, 2014).	S-1	10.11	2/15/2017
10.12.1	Amendments to Systems Integrator Agreement dated as of March 7, 2017, April 6, 2017, May 3, 2017 and August 29, 2017.	10-K	10.12.1	9/21/2017
10.13	Lease by and between 4C Realty, LLC and Presidio Networked Solutions LLC, dated September 17, 2014.	S-1	10.12	11/22/2016
*10.14	Form of Director Indemnification Agreement.	S-1	10.14	1/24/2017
*10.15	Amended and Restated 2015 Long-Term Incentive Plan, effective as of February 24, 2017.	S-8	99.1	3/13/2017
*10.16	Form of Rollover Option Agreement under the Amended and Restated 2015 Long-Term Incentive Plan.	S-1	10.16	2/15/2017
*10.17	Form of Option Agreement under the Amended and Restated 2015 Long-Term Incentive Plan.	S-1	10.17	2/15/2017
*10.18	Executive Bonus Plan, effective as of February 24, 2017.	8-K	10.5	3/15/2017
*10.19	2017 Long-Term Incentive Plan, effective as of February 24, 2017.	S-8	99.2	3/13/2017
*10.20	Form of Option Award Certificate under the 2017 Long-Term Incentive Plan (Executive Officer).	8-K	10.11	3/15/2017
*10.21	Form of Option Award Certificate under the 2017 Long-Term Incentive Plan (Director).	8-K	10.12	3/15/2017
*10.22	Amended and Restated Employment Agreement by and between Presidio, Inc. and Robert Cagnazzi, effective as of March 9, 2017.	8-K	10.6	3/15/2017
*10.23	Employment Agreement, by and between Presidio, Inc. and Paul Fletcher dated as of September 30, 2010.	S-1	10.22	2/15/2017
*10.24	Employment Agreement, by and between Presidio, Inc. and David Hart, effective as of March 9, 2017.	8-K	10.7	3/9/2017
*10.25	Employment Agreement, by and between Presidio, Inc. and Vinu Thomas, effective as of March 9, 2017.	8-K	10.8	3/9/2017
*10.26	Employment Agreement, by and between Presidio, Inc. and Elliot Brecher, effective as of March 9, 2017.	8-K	10.9	3/9/2017
*10.27	Employee Stock Purchase Plan, effective as of February 24, 2017.	S-8	99.3	3/13/2017
*10.28	Form of Stay Bonus Agreement.	S-1	10.27	2/15/2017
*10.29	Letter to Dr. Steven Lerner, dated as of February 6, 2017.	S-1	10.28	2/15/2017
10.30	Notes Purchase Agreement, by and among Presidio, Inc. and Deutsche Bank AG, London Branch, dated as of February 15, 2017.	S-1	10.29	2/15/2017
*10.31	Letter to Pankaj Patel, dated as of May 16, 2016.	S-1	10.30	2/15/2017
10.32	Amendment No. 5 dated as of August 8, 2017 among Presidio Holdings Inc. Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent	10-K	10.32	9/21/2017
10.33	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty.	10-Q	10.1	2/8/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.34	Incremental Assumption Agreement and Amendment No. 6, dated January 5, 2018, by and among Presidio, LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	10-Q	10.2	2/8/2018
*10.35	Offer Letter and Employment Agreement between Presidio, Inc. and Neil O. Johnston, dated January 16, 2018	8-K	10.1	1/16/2018
*10.36	Transition Agreement by and between Presidio, Inc. and Paul Fletcher, dated January 16, 2018	8-K	10.2	1/16/2018
**21.1	Subsidiaries of Presidio, Inc.
**23.1	Consent of RSM US LLP
***31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
***32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Label Linkbase Document.
**101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Indicates management contract or compensatory plan or agreement.
**     Filed herewith.
***    Furnished herewith.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: September 6, 2018	By:	/s/ Robert Cagnazzi
Robert Cagnazzi
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 6, 2018.

Signature	Title
/s/ Robert Cagnazzi	Chief Executive Officer and Chairman of the Board of Directors
Robert Cagnazzi

/s/ Neil. O Johnston	Executive Vice President and Chief Financial Officer
Neil O. Johnston	(Principal Financial Officer)

/s/ Benjamin Pawson	Controller and Chief Accounting Officer
Benjamin Pawson	(Principal Accounting Officer)

/s/ Heather Berger	Director
Heather Berger

/s/ Christopher L. Edson	Director
Christopher L. Edson

/s/ Salim Hirji	Director
Salim Hirji

/s/ Steven Lerner	Director
Steven Lerner

/s/ Matthew H. Nord	Director
Matthew H. Nord

/s/ Pankaj Patel	Director
Pankaj Patel

/s/ Michael A. Reiss	Director
Michael A. Reiss

/s/ Todd H. Siegel	Director
Todd H. Siegel