Form 10-Q
period 2018-09-30
Presidio, Inc.
filed 2018-11-07
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2018, there were 82,322,571 shares of common stock, $0.01 par value, outstanding.

PRESIDIO, INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2018	As of September 30, 2018
	(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$37.0	$30.2
Accounts receivable, net	608.7	606.4
Unbilled accounts receivable, net	171.5	231.8
Financing receivables, current portion	88.3	91.7
Inventory	27.7	35.1
Prepaid expenses and other current assets	112.5	109.9
Total current assets	1,045.7	1,105.1
Property and equipment, net	35.9	36.1
Financing receivables, less current portion	116.8	128.7
Goodwill	803.7	803.7
Identifiable intangible assets, net	700.3	681.4
Other assets	33.9	54.4
Total assets	$2,736.3	$2,809.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	457.7	480.9
Accounts payable – floor plan	210.6	225.6
Accrued expenses and other current liabilities	228.2	256.0
Discounted financing receivables, current portion	85.2	87.3
Total current liabilities	981.7	1,049.8
Long-term debt, net of debt issuance costs and current maturities	671.2	805.2
Discounted financing receivables, less current portion	108.6	115.6
Deferred income tax liabilities	180.5	176.6
Other liabilities	34.0	45.9
Total liabilities	1,976.0	2,193.1
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at September 30, 2018 and June 30, 2018	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 82,298,312 shares issued and outstanding at September 30, 2018 and 92,853,983 shares issued and outstanding at June 30, 2018	0.9	0.8
Additional paid-in capital	644.3	488.9
Retained earnings	115.1	126.6
Total stockholders’ equity	760.3	616.3
Total liabilities and stockholders’ equity	$2,736.3	$2,809.4
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended September 30,
	2017	2018
	(as adjusted)
Revenue
Product	$604.7	$619.6
Service	126.5	130.3
Total revenue	731.2	749.9
Cost of revenue
Product	474.1	485.7
Service	100.7	105.2
Total cost of revenue	574.8	590.9
Gross margin	156.4	159.0
Operating expenses
Selling expenses	65.4	70.8
General and administrative expenses	25.7	29.7
Transaction costs	0.4	5.5
Depreciation and amortization	20.6	21.5
Total operating expenses	112.1	127.5
Operating income	44.3	31.5
Interest and other (income) expense
Interest expense	12.4	11.2
Loss on extinguishment of debt	0.7	0.5
Other (income) expense, net	(0.1)	(0.1)
Total interest and other (income) expense	13.0	11.6
Income before income taxes	31.3	19.9
Income tax expense	11.4	5.2
Net income	$19.9	$14.7
Earnings per share:
Basic	$0.22	$0.16
Diluted	$0.21	$0.15
Weighted-average common shares outstanding:
Basic	91,169,612	90,846,817
Diluted	96,046,736	95,034,251

Cash dividends per common share	$—	$0.04

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three months ended September 30,
	2017	2018
	(as adjusted)
Cash flows from operating activities:
Net income	$19.9	$14.7
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	18.4	18.9
Depreciation of property and equipment in operating expenses	2.2	2.6
Depreciation of property and equipment in cost of revenue	1.4	1.2
Provision for sales returns and credit losses	0.3	0.6
Amortization of debt issuance costs	1.3	0.9
Loss on extinguishment of debt	0.7	0.5
Noncash lease income	(0.6)	(1.8)
Share-based compensation expense	0.8	2.1
Deferred income tax benefit	(5.5)	(3.9)
Other	0.1	—
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(14.3)	(47.2)
Inventory	1.9	(7.4)
Prepaid expenses and other assets	(31.4)	(30.7)
Accounts payable – trade	120.9	23.2
Accrued expenses and other liabilities	(32.5)	29.0
Net cash provided by operating activities	83.6	2.7
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	(9.5)	—
Additions of equipment under sales-type and direct financing leases	(19.7)	(33.3)
Proceeds from collection of financing receivables	1.1	1.2
Additions to equipment under operating leases	(0.3)	—
Proceeds from disposition of equipment under operating leases	0.6	—
Purchases of property and equipment	(4.7)	(3.8)
Net cash used in investing activities	(32.5)	(35.9)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	2.9	1.0
Common stock repurchased	—	(158.6)
Proceeds from the discounting of financing receivables	17.8	41.1
Retirements of discounted financing receivables	(0.2)	(4.9)
Deferred financing costs	—	(0.3)
Borrowings of term loans, net of original issue discount	—	158.1
Repayments of term loans	(25.0)	(25.0)
Net change in accounts payable — floor plan	(49.2)	15.0
Net cash provided by (used in) financing activities	(53.7)	26.4
Net decrease in cash and cash equivalents	(2.6)	(6.8)
Cash and cash equivalents:
Beginning of the period	27.5	37.0
End of the period	$24.9	$30.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14.2	$9.7
Income taxes, net of refunds	$8.0	$5.7
Reduction of discounted lease assets and liabilities	$26.4	$28.0

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statement of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2018 (as adjusted)	—	—	92,853,983	$0.9	$644.3	$115.1	$760.3
Common stock issued under share-based compensation plans	—	—	194,329	—	1.0	—	1.0
Common stock repurchased	—	—	(10,750,000)	(0.1)	(158.5)	—	(158.6)
Common stock cash dividend	—	—	—	—	—	(3.2)	(3.2)
Share-based compensation expense	—	—	—	—	2.1	—	2.1
Net income	—	—	—	—	—	14.7	14.7
Balance, September 30, 2018	—	$—	82,298,312	$0.8	$488.9	$126.6	$616.3

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1.         Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., a Delaware corporation, through its subsidiaries (collectively, the “Company”, “we” and “our”) is a leading provider of information technology (“IT”) solutions to its clients in North America. We enable business transformation through our expertise in IT solutions for agile, secure infrastructure solution sets, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led, lifecycle model leads to ongoing client engagement.

The Company is headquartered in New York, New York and all of its direct and indirect subsidiaries are located in the United States.

Public Offerings

On September 20, 2018, the Company completed a secondary public offering of 3,000,000 shares of the Company’s common stock by AP VIII Aegis Holdings, L.P. (“Aegis LP”), an affiliate of investment funds managed by affiliates of Apollo Global Management, LLC (the “Selling Stockholder”) at a price of $15.24 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.3 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the three months ended September 30, 2018.

Share Repurchase

On September 6, 2018, the Company, entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Aegis LP. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 10,750,000 shares of our common stock from Aegis LP for aggregate consideration of $158.6 million, representing a purchase price of $14.75 per share of common stock (the “Repurchase”). The Stock Repurchase Agreement, the Repurchase and the related transactions were approved by the Company’s Board of Directors and a committee of independent directors. On September 13, 2018, the Repurchase was competed using the net proceeds of $160 million of incremental term loans that were issued on terms substantially identical to the existing term loans outstanding under our credit agreement.

Dividend

On September 6, 2018, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The total dividend of $3.2 million was paid on October 5, 2018 to stockholders of record as of the close of business on September 26, 2018. Accordingly, the Company had a $3.2 million liability recorded in accrued expenses and other current liabilities as of September 30, 2018.

On November 7, 2018, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be paid on January 7, 2019 to stockholders of record as of the close of business on December 26, 2018.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission ("SEC") rules and regulations for interim reporting periods. The consolidated financial statements do not include all disclosures normally made in annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018. All financial information presented in the financial statements and notes herein is presented in millions except for share and per-share information and percentages.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All other adjustments are of a normal recurring nature.

The Company has evaluated subsequent events through the issue date of these consolidated financial statements.

Revenue Recognition

The Company’s revenue is generally derived from the sale of IT solutions to customers. The solutions we sell include products manufactured by third-parties including IT hardware equipment, software and support service contracts, as well as, services that are delivered directly by the Company or via third-party providers. The Company’s sales of IT solutions to customers are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which was adopted on July 1, 2018.

Under ASC 606, the Company recognizes revenue when it has a contract with a customer and when, or as, it satisfies the performance obligations in the arrangement. Revenue for each performance obligation is recognized either at a point in time or over a period of time in a manner that depicts the transfer of control of the goods or services to the customer at an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services, net of sales taxes collected from customers, which are subsequently remitted to governmental entities. Such recognition requires the Company to use its judgment in accordance with ASC 606 and other applicable rules.

The Company has a contract with a customer when there is an agreement that creates legally enforceable rights and obligations that includes: the approval of the parties to the contract, the identification of each party’s rights regarding the goods or services to be transferred, the establishment of payment terms for the goods or services to be transferred, the existence of commercial substance of the contract and the determination that it is probable that the Company will collect substantially all of the consideration to which it will be entitled in the arrangement. Generally, the Company determines it has a legally enforceable contract with the customer when it has a valid purchase order from the customer or it has a confirmatory customer approval of a quote, statement of work, or other binding agreement that individually, or in combination with other arrangements with the customer, satisfies the criteria above.

As a provider of third-party products and services, the Company must assess whether it has promised to provide the customer the specific goods or services itself (as a principal) in which case revenue is recognized on a gross basis, or to arrange for those specified goods and services to be provided by another party (as an agent) in which revenue is recognized on a net basis. In applying the principal versus agent accounting guidance, the Company considers several factors and indicators including an assessment of the Company’s role in fulfilling the promise to provide the specific goods or services, the Company’s inventory risk before or after the goods and services are transferred to the customer and the Company’s discretion in establishing prices for the specified goods or services. The Company may be a principal in the fulfillment of some goods and services and an agent for other goods and services within the same contract.

The Company’s solutions may consist of a combination of performance obligations including third-party products along with services delivered by the Company and/or third-parties. Contracts that contain multiple performance obligations may have revenue recognized at different times or over different periods of time as discussed in the policies below. For contracts that contain multiple performance obligations, the total transaction price of the contract is allocated to the separate performance obligations based on each performance obligation’s relative standalone selling price. To determine standalone selling prices of the Company’s performance obligations, the Company generally applies a cost-plus margin approach to determine a range of reasonable prices for each performance obligation.

When a contract includes variable consideration such as usage-based or user-based fees, service level agreements, or volume-based pricing, the Company estimates the amount which the Company believes it will be entitled in exchange for transferring the promised goods or services to the customer. The Company uses either the expected value method or the most likely amount method to estimate variable consideration based on the facts and circumstances in each contract. The Company updates its estimates as facts and circumstances change throughout the contract.

Revenue for each performance obligation is recognized as control of the performance obligation is transferred to the customer. For performance obligations satisfied at a point in time, the Company determines when control has been transferred based on an evaluation of the following indicators: the Company has a present right to payment, the customer has legal title, the

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Company has transferred physical possession, the customer has the significant risk and rewards of ownership and the customer has accepted the assets. For performance obligations satisfied over a period of time, the Company recognizes revenue using an appropriate method to estimate the progress toward complete satisfaction of the performance obligation.

The Company generally does not provide customers with payment terms that would result in the existence of a significant financing component within the transaction price.

Revenue for hardware and general software - Revenue from the sale of third-party hardware and general software products is recognized on a gross basis with the associated transaction price recorded as product revenue and the acquisition cost of the product recorded as cost of product revenue, net of vendor rebates. Hardware and general software can be delivered to customers in a variety of ways including drop-shipped by the vendor or supplier, or shipped through one of the Company’s staging warehouses or via electronic delivery for general software licenses.

Regardless of the delivery method, revenue from the sale of hardware is recognized at a point in time based on the shipping terms specified in the contract which is when title and the risk of loss are passed to the customer. Our standard shipping terms are freight on board (“FOB”) origin and accordingly, we generally recognize revenue when product ships from our vendor or supplier. In transactions where the shipping terms are FOB destination, revenue is recognized when the promised hardware is delivered to the customer’s specified location.

For general software that is pre-installed on hardware products, revenue is recognized at a point in time based on the shipping terms specified in the contract; while general software that is delivered to the customer via electronic download is recognized at a point in time when the information the customer needs to download and install the software has been provided to the customer.

Revenue for software as a service (“SaaS”), enterprise license agreements (“ELAs”) or software sold with critical software assurance - In certain software arrangements, we recognize the related revenue on a net basis, with product revenue being equal to the gross margin on the transaction. Third-party software products that are recognized on a net basis include: SaaS to customers whereby the customer receives the right to access software directly from the vendor; ELAs that provide customers with access to manage their software license needs; and software that is accompanied by third-party delivered software assurance that is deemed to be critical or essential to the core functionality of the software license. As we are under no obligation to perform additional services, such as post-customer support or upgrades, revenue is recognized at a point in time as opposed to over the life of the software license. Revenue from these software products is recognized on a net basis at a point in time when the Company has satisfied its agency obligation which is generally when the Company has arranged for the delivery of the software from the third-party to the customer.

Revenue for third-party support service contracts - Revenue from the sale of third-party support service contracts is recognized on a net basis, with product revenue being equal to the gross margin on the transaction. As we are under no obligation to perform additional services, revenue is recognized at a point in time as opposed to over the life of the third-party support agreement. Revenue is recognized at a point in time when the Company has satisfied its agency obligation which is generally when the Company has arranged for the support service contract on the customer’s behalf with the third-party.

Revenue for professional services - Revenue from professional services is recognized over a period of time as the services are performed and recorded as service revenue with the associated cost recorded as service cost of revenue. For time and material contracts, where the Company has the right to invoice for work performed as completed, the Company recognizes revenue using the “right to invoice” practical expedient as the amount that can be invoiced directly corresponds with satisfaction of the performance obligation. For time and material contracts and fixed priced contracts where invoicing is linked to the achievement of milestones, the Company uses an input based percentage of completion method based on labor hours completed compared to the total estimated hours for the scope of work with revenue accrued or deferred as appropriate. Management bases its estimates on the scope of work being performed, our historical experience performing similar work and the risks and uncertainties surrounding that work. These estimates are adjusted throughout the performance of the contract as work is completed.

Revenue for managed services - Revenue from managed services are recognized over a period of time using a time-lapsed method and recorded as service revenue with the associated cost recorded as service cost of revenue. The Company’s managed services are considered to be a series of distinct services due to the services performed being either repetitive on a recurring basis or for being a stand-ready obligation and accordingly are accounted for as a single performance obligation. Accordingly, the

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Company believes that using a time-based method for recognition is the most appropriate as the services are satisfied evenly over the stated period of performance.

Sales returns and credit losses

A customer’s ability to return goods and services is considered a form of variable consideration. The Company maintains an estimate for sales returns at the most likely amount based on historical experience. The Company also maintains an estimate for credit losses for uncollectible accounts which is based on historical experience.

Warranties

Our vendor partners provide warranties to our customers on equipment sold and, as such, we have not estimated a warranty reserve or deferred revenue for potential warranty work. These manufacturer warranties are assurance-type warranties that ensure that products will conform to manufacturer’s specifications and are not considered separate performance obligations. Extended warranties sold separately by manufacturers are considered to be separate performance obligations and are accounted for as third-party support service contracts described above.

Contract assets and liabilities

Revenue recognized in excess of the amount the Company has invoiced the customer is recorded as unbilled receivables or other assets on the consolidated balance sheet. Unbilled receivables are primarily comprised of professional services with milestone invoicing and contracts with bill in-full invoicing provisions.
Payments received from customers in advance of transferring goods or services to customers is recorded as unearned revenue within accrued and other current liabilities or other liabilities on the consolidated balance sheet. Unearned revenue is primarily comprised of payments for professional and managed services which are being provided over a period of time.
Freight

The Company considers freight billed to its customers as part of the transaction price in the arrangement which is allocated to the product performance obligations in the arrangement. Fright costs are recorded as a cost of product revenue. The Company does not consider shipping to be a separate performance obligation.
Contract costs

Generally, the only incremental costs of obtaining a contract that the Company incurs are sales commissions paid to our employees. The Company’s sales commission structures are complex and a majority of our sales commission are based on substantive operating metrics in addition to obtaining the contract. Sales commissions that are solely associated with obtaining a contract are capitalized when the amortization period would be one-year or greater; which primarily occurs in sales commissions paid on our managed services contracts. Capitalized sales commissions are amortized over the period they are expected to contribute directly or indirectly to future cash flows. Sales commissions paid on new managed services arrangements are amortized over a period that includes anticipated renewals while sales commissions paid on renewal services are amortized over the contract period.

The Company may incur costs to fulfill a contract associated with our professional or managed services, including, but not limited to, turn-up services, purchasing support service contracts and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided.

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

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), along with subsequent clarifying ASUs, which outline a single, comprehensive model for accounting for revenue from contracts with customers. Under the standard, revenue is to be recognized upon the transfer of promised goods or services to a customer, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. See “Revenue Recognition” above for additional information regarding the Company's revenue recognition policies.

On July 1, 2018, the Company adopted ASC 606 utilizing the full retrospective method. The adoption of ASC 606 impacted the Company's results as follows (in millions, except per-share data):

	Three Months Ended September 30, 2017
	As Reported	ASU 2014-09 Adjustment	As Adjusted
Revenue
Product	$628.6	$(23.9)	$604.7
Service	136.4	(9.9)	126.5
Total revenue	765.0	(33.8)	731.2
Cost of revenue
Product	498.0	(23.9)	474.1
Service	110.6	(9.9)	100.7
Total cost of revenue	608.6	(33.8)	574.8
Gross margin	$156.4	$—	$156.4

Selling expenses	$65.6	$(0.2)	$65.4

Operating income	$44.1	$0.2	$44.3
Income tax expense	$11.3	$0.1	$11.4
Net income	$19.8	$0.1	$19.9

Earnings per share:
Basic	$0.22	$—	$0.22
Diluted	$0.21	$—	$0.21

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

	As of June 30, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted
Accounts receivable, net	$613.3	$(4.6)	$608.7
Unbilled accounts receivable, net	$156.7	$14.8	$171.5
Prepaid expenses and other current assets	$80.7	$31.8	$112.5
Total assets	$2,694.3	$42.0	$2,736.3

Accrued expenses and other current liabilities	$193.2	$35.0	$228.2
Deferred income tax liabilities	$177.7	$2.8	$180.5
Total liabilities	$1,938.2	$37.8	$1,976.0

Retained earnings	$110.9	$4.2	$115.1
Total stockholders’ equity	$756.1	$4.2	$760.3
Total liabilities and stockholders’ equity	$2,694.3	$42.0	$2,736.3

The adoption of ASC 606 impacted net income, as noted above, as well as elements of working capital. Total cash flows from operating activities, investing activities and financing activities remained unchanged for the three months ended September 30, 2017.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which changes the disclosure requirements for fair value measurement to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The standard, among other items, removes the requirements to disclose 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation process for Level 3 fair value measurements. The standard has an effective date for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company has elected to adopt this standard as of July 1, 2018. The adoption of this standard does not have a material impact on the Company's fair value disclosures.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncement not yet adopted as of September 30, 2018.

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

Note 2.         Revenue Recognition
Contract Assets and Liabilities – Contract assets consist of revenue being recognized in excess of the amount the Company has the right to invoice a customer. Contract assets primarily relate to the Company's current and long-term unbilled receivables. As of September 30, 2018 and June 30, 2018, the current unbilled receivables balance was $231.8 million and $171.5 million, respectively. As of September 30, 2018 and June 30, 2018, the long-term unbilled receivables balance was $42.2 million and $28.3 million, respectively.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Contract liabilities primarily relate to the Company's current and long-term unearned revenue. As of September 30, 2018 and June 30, 2018, the current unearned revenue balance was $79.6 million and $73.0 million, respectively. As of September 30, 2018 and June 30, 2018, the long-term unearned revenue balance was $3.5 million

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

and $3.8 million, respectively. During the three months ended September 30, 2018, the Company recognized $25.5 million of revenue related to its contract liabilities.

For contracts greater than one year, the table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 and when the Company expects to recognize this revenue, by fiscal year. These performance obligations primarily relate to managed service and public cloud contracts.

(in millions)	Years ending June 30,
2019 (remaining nine months)	$63.8
2020	59.8
2021	42.1
2022	12.9
2023	4.5
2024 and thereafter	1.0
Total	$184.1

Disaggregation of revenue

Refer to Note 16 for additional information detailing disaggregation of revenue for the three months ended September 30, 2018 and 2017.

Note 3.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2018	September 30, 2018
	(as adjusted)
Deferred product costs	$29.5	$25.4
Partner incentive program receivable	32.7	31.9
Prepaid professional services	25.8	31.7
Prepaid reserved instances	2.0	3.6
Prepaid income taxes	4.9	2.8
Other prepaid expenses and current assets	17.6	14.5
Total prepaid expenses and other current assets	$112.5	$109.9

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Financing receivables – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of June 30, 2018 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$207.5	$2.7	$210.2
Estimated net residual values	—	7.6	7.6
Unearned income	(11.4)	(0.9)	(12.3)
Provision for credit losses	—	(0.4)	(0.4)
Total, net	$196.1	$9.0	$205.1
Reported as:
Current	$85.4	$2.9	$88.3
Long-term	110.7	6.1	116.8
Total, net	$196.1	$9.0	$205.1
Discounted financing receivables:
Nonrecourse	$192.6	$—	$192.6
Recourse	—	—	—
Total	$192.6	$—	$192.6
Reported as:
Current	$84.5	$—	$84.5
Long-term	108.1	—	108.1
Total	$192.6	$—	$192.6

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of September 30, 2018 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$224.2	$2.5	$226.7
Estimated net residual values	—	7.8	7.8
Unearned income	(12.6)	(1.1)	(13.7)
Provision for credit losses	—	(0.3)	(0.3)
Total, net	$211.6	$8.9	$220.5
Reported as:
Current	$89.4	$2.4	$91.8
Long-term	122.2	6.5	128.7
Total, net	$211.6	$8.9	$220.5
Discounted financing receivables:
Nonrecourse	$202.0	$—	$202.0
Recourse	—	—	—
Total	$202.0	$—	$202.0
Reported as:
Current	$86.8	$—	$86.8
Long-term	115.2	—	115.2
Total	$202.0	$—	$202.0

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

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of other assets in the consolidated balance sheets and were as follows (in millions):

	June 30, 2018	September 30, 2018
Equipment under operating leases	$3.4	$3.0
Accumulated depreciation	(1.9)	(1.8)
Total equipment under operating leases, net	$1.5	$1.2

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.3 million for both the three months ended September 30, 2018 and 2017.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2018	September 30, 2018
Discounted operating leases:
Current	$0.7	$0.5
Noncurrent	0.5	0.4
Total	$1.2	$0.9

The discounted financing receivables associated with operating leases are presented on the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 5.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2018	September 30, 2018
Furniture and fixtures	3 to 7 years	$8.4	$8.6
Equipment	3 to 7 years	28.5	29.7
Software	3 years	24.4	25.4
Leasehold improvements	Life of lease	16.4	17.3
Total property and equipment		77.7	81.0
Accumulated depreciation and amortization		(41.8)	(44.9)
Total property and equipment, net		$35.9	$36.1

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.6 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and cloud services that is included in cost of service revenue within the Company’s consolidated statements of operations was $0.9 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 6.         Goodwill and Identifiable Intangible Assets

Goodwill

From June 30, 2018 through the date of the consolidated financial statements, no significant events have occurred that would lead us to believe that goodwill was more likely than not impaired.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2018 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(231.4)	$492.8
Developed technology	5	3.6	(2.3)	1.3
Trade names	2	1.8	(0.6)	1.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(234.3)	$700.3

Identifiable intangible assets consisted of the following as of September 30, 2018 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(249.8)	$474.4
Developed technology	5	3.6	(2.5)	1.1
Trade names	2	1.8	(0.9)	0.9
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(253.2)	$681.4

Amortization associated with intangible assets was $18.9 million and $18.4 million for the three months ended September 30, 2018 and 2017, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 6.4 years and 6.6 years as of September 30, 2018 and June 30, 2018, respectively.

Based on the finite-lived intangible assets recorded at September 30, 2018, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2019 (remaining nine months)	$56.4
2020	74.3
2021	73.6
2022	73.5
2023	72.9
2024 and thereafter	125.7
Total	$476.4

Note 7.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of September 30, 2018 and June 30, 2018, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $225.6 million and $210.6 million as of September 30, 2018 and June 30, 2018, respectively.

Note 8.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2018	September 30, 2018
	(as adjusted)
Accrued compensation	$59.9	$46.6
Accrued interest	8.3	8.9
Accrued equipment purchases/vendor expenses	67.9	99.9
Accrued income taxes	5.1	6.4
Accrued non-income taxes	8.2	6.0
Customer deposits	3.5	3.5
Unearned revenue	73.0	79.6
Dividend payable	—	3.2
Other accrued expenses and current liabilities	2.3	1.9
Total accrued expenses and other current liabilities	$228.2	$256.0

Note 9.         Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2018	September 30, 2018
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	686.6	821.6
Total long-term debt	686.6	821.6
Unamortized debt issuance costs	(15.4)	(16.4)
Total long-term debt, net of debt issuance costs	$671.2	$805.2
Reported as:
Current	$—	$—
Long-term	671.2	805.2
Total long-term debt, net of debt issuance costs	$671.2	$805.2

Receivables Securitization Facility

As of September 30, 2018 and June 30, 2018, there were no outstanding borrowings under the receivables securitization facility. The Company had $250.0 million available under the receivables securitization facility based on the collateral available as of September 30, 2018.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Credit Agreement

As of September 30, 2018 and June 30, 2018, there were no borrowings outstanding under the Company's revolving credit facility and $1.8 million in letters of credit outstanding, in each case under the Company’s existing credit agreement (the “Credit Agreement”). As of September 30, 2018 and June 30, 2018, there was $686.6 million and $821.6 million, respectively, of Term Loans (as defined below) outstanding thereunder. As of September 30, 2018, the Company was in compliance with the covenants in its Credit Agreement and had $48.2 million available for revolver borrowings thereunder.

On September 13, 2018, Presidio LLC and Presidio Networked Solutions LLC (together, the “Borrowers”), subsidiaries of the Company, entered into an Incremental Assumption Agreement and Amendment No. 7 (the “Seventh Amendment”) amending the Credit Agreement. Pursuant to the Seventh Amendment, the Borrowers borrowed $160.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) under the Credit Agreement. The Seventh Amendment established that the Incremental Term Loans with terms substantially identical to the existing term loans (together with the Incremental Term Loans, the “Term Loans”) outstanding under the Credit Agreement (except with respect to issue price). The net proceeds received by the Company from the issuance of the Incremental Term Loans were $158.1 million and such proceeds were used to fund the Repurchase. The Term Loans have an interest rate of LIBOR plus 2.75% (with a LIBOR floor of 1.00%) or base rate plus 1.75%, and a maturity date of February 2, 2024.

During the three months ended September 30, 2018, the Company made aggregate voluntary prepayments of $25.0 million on the term loan, resulting in a $0.5 million loss on extinguishment of debt in the Company’s consolidated statements of operations associated with the write-off of debt issuance costs.

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

The fair value hierarchy for the Company’s financial liabilities measured at fair value were as follows as of June 30, 2018 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$686.6	$—	$684.1	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of September 30, 2018 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$821.6	$—	$823.7	$—

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

Note 11.     Commitments and Contingencies

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

Note 12.     Share-based Compensation

During the three months ended September 30, 2018, the Company granted 2,303,035 service-based non-qualified stock options that vest in four equal installments on each of the first four anniversaries of the grant date, all of which were issued pursuant to the Company's 2017 Long-Term Incentive Plan (the "2017 LTIP"). During the three months ended September 30, 2018, 75,000 service-based restricted stock units vested and there were 75,000 service-based restricted stock units unvested and outstanding as of September 30, 2018.

During the three months ended September 30, 2018, there were 73,211 service-based and rolled options exercised and 13,828 service-based and rolled options expired or forfeited. As of September 30, 2018, 7,591,260 service-based and rolled options were outstanding, of which 2,409,710 were vested.

During the three months ended September 30, 2018, there were 22,500 performance-based and market-based options forfeited. As of September 30, 2018, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 3,003,468 options outstanding were unvested.

As of September 30, 2018, there were 1,228,446 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On September 30, 2018, the Company held $0.5 million of contributions made by employees that were used to purchase 31,335 shares under the ESPP on October 1, 2018.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recorded in our operating expenses, as follows (in millions):

	Three months ended September 30,
	2017	2018
Selling expenses	$0.4	$0.5
General and administrative expenses	0.4	1.6
Total	$0.8	$2.1

As of September 30, 2018, there was $17.2 million of unrecognized share-based compensation expense, $16.7 million of which relates to service-based awards from the 2015 LTIP and 2017 LTIP grants and $0.5 million of which relates to the restricted stock unit grants.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 13.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended September 30,
	2017	2018
	(as adjusted)
Numerator:
Earnings	$19.9	$14.7
Denominator:
Weighted-average shares – basic	91,169,612	90,846,817
Effect of dilutive securities:
Share-based awards	4,877,124	4,187,434
Weighted-average shares – diluted	96,046,736	95,034,251
Earnings per share:
Basic	$0.22	$0.16
Diluted	$0.21	$0.15

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended September 30,
	2017	2018
Share-based awards excluded from EPS because of anti-dilution	1,931,611	4,379,799
Share-based awards excluded from EPS because performance or market condition had not been met(1)	357,340	—
Total share-based awards excluded from EPS	2,288,951	4,379,799
(1) For the three months ended September 30, 2017, the performance condition for all performance and market stock options had been deemed met due to the completion of the Company's IPO. As a result, the performance and market stock options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on September 30, 2017 as if it was the end of the contingency period.

Note 14.     Income Taxes

The Company recorded income tax expense of $5.2 million for the three months ended September 30, 2018, compared to income tax expense of $11.4 million for the three months ended September 30, 2017. The Company's effective tax rates for the three months ended September 30, 2018 and 2017 were 26.1% and 36.4%, respectively. The Company’s effective tax rates for both periods differed from the U.S. federal statutory tax rate primarily due to the impact of state taxes and permanent differences, as well as, the impact of favorable excess tax benefit deduction related to share-based compensation.

The reduction in the effective tax rate for the three months ended September 30, 2018 from September 30, 2017 is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% (which was the applicable rate for the three months ended September 30, 2017) to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 which was effective on January 1, 2018. As the Company has a June 30 fiscal year-end, the U.S. federal corporate tax rate for our fiscal year ended June 30, 2019 and 2018 were 21.0% and 28.1%, respectively.

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

Note 15.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading global alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or our directors of $0.8 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. The outstanding receivables associated with parties affiliated with Apollo or our directors were $1.9 million and $1.7 million at September 30, 2018 and June 30, 2018, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended September 30, 2018 and 2017, respectively.

Note 16.     Segment and Disaggregation of Revenue Information

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

Disaggregation of Revenue

We disaggregate our revenue in a number of different ways. The following table presents total revenue disaggregated into recurring and all other revenue (in millions):

	Three months ended September 30,
	2017	2018
Recurring revenue	$34.4	$42.7
All other revenue	696.8	707.2
Total revenue	$731.2	$749.9

The following table presents revenue recognized at a point-in-time and revenue recognized over a period of time (in millions):

	Three months ended September 30,
	2017	2018
Revenue recognized at a point-in-time	$602.1	$611.5
Revenue recognized over a period of time	129.1	138.4
Total revenue	$731.2	$749.9

The following table presents total revenue by solution area (in millions):

	Three months ended September 30,
	2017	2018
	(as adjusted)
Cloud	$131.8	$110.5
Security	90.9	94.6
Digital Infrastructure	508.5	544.8
Total revenue	$731.2	$749.9

The type of solution sold by the Company to its customers is based upon internal classifications.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 17.     Supplemental Consolidating Information

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

The following condensed consolidating financing information was prepared on the same basis as the consolidated financial statements (in millions):

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2018
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.1	$36.9	$—	$37.0
Accounts receivable, net	—	608.7	—	608.7
Unbilled accounts receivable, net	—	171.5	—	171.5
Financing receivables, current portion	—	88.3	—	88.3
Inventory	—	27.7	—	27.7
Prepaid expenses and other current assets	2.9	111.4	(1.8)	112.5
Total current assets	3.0	1,044.5	(1.8)	1,045.7
Property and equipment, net	—	35.9	—	35.9
Deferred tax asset	1.5	—	(1.5)	—
Financing receivables, less current portion	—	116.8	—	116.8
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	700.3	—	700.3
Other assets	755.8	33.9	(755.8)	33.9
Total assets	$760.3	$2,735.1	$(759.1)	$2,736.3
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$457.7	$—	$457.7
Accounts payable – floor plan	—	210.6	—	210.6
Accrued expenses and other current liabilities	—	230.0	(1.8)	228.2
Discounted financing receivables, current portion	—	85.2	—	85.2
Total current liabilities	—	983.5	(1.8)	981.7
Long-term debt, net of debt issuance costs and current maturities	—	671.2	—	671.2
Discounted financing receivables, less current portion	—	108.6	—	108.6
Deferred income tax liabilities	—	182.0	(1.5)	180.5
Other liabilities	—	34.0	—	34.0
Total liabilities	—	1,979.3	(3.3)	1,976.0
Total stockholders’ equity	760.3	755.8	(755.8)	760.3
Total liabilities and stockholders’ equity	$760.3	$2,735.1	$(759.1)	$2,736.3

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.2	$30.0	$—	$30.2
Accounts receivable, net	—	606.4	—	606.4
Unbilled accounts receivable, net	—	231.8	—	231.8
Financing receivables, current portion	—	91.7	—	91.7
Inventory	—	35.1	—	35.1
Prepaid expenses and other current assets	2.5	109.1	(1.7)	109.9
Total current assets	2.7	1,104.1	(1.7)	1,105.1
Property and equipment, net	—	36.1	—	36.1
Deferred tax asset	1.5	—	(1.5)	—
Financing receivables, less current portion	—	128.7	—	128.7
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	681.4	—	681.4
Other assets	612.3	54.4	(612.3)	54.4
Total assets	$616.5	$2,808.4	$(615.5)	$2,809.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$480.9	$—	480.9
Accounts payable – floor plan	—	225.6	—	225.6
Accrued expenses and other current liabilities	0.2	257.5	(1.7)	256.0
Discounted financing receivables, current portion	—	87.3	—	87.3
Total current liabilities	0.2	1,051.3	(1.7)	1,049.8
Long-term debt, net of debt issuance costs and current maturities	—	805.2	—	805.2
Discounted financing receivables, less current portion	—	115.6	—	115.6
Deferred income tax liabilities	—	178.1	(1.5)	176.6
Other liabilities	—	45.9	—	45.9
Total liabilities	0.2	2,196.1	(3.2)	2,193.1
Total stockholders’ equity	616.3	612.3	(612.3)	616.3
Total liabilities and stockholders’ equity	$616.5	$2,808.4	$(615.5)	$2,809.4

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2017
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$731.2	$—	$731.2
Total cost of revenue	—	574.8	—	574.8
Gross margin	—	156.4	—	156.4
Operating expenses
Selling, general and administrative, and transaction costs	—	91.5	—	91.5
Depreciation and amortization	—	20.6	—	20.6
Total operating expenses	—	112.1	—	112.1
Operating income	—	44.3	—	44.3
Interest and other (income) expense
Interest expense	—	12.4	—	12.4
Loss on extinguishment of debt	—	0.7	—	0.7
Other (income) expense, net	(19.9)	(0.1)	19.9	(0.1)
Total interest and other (income) expense	(19.9)	13.0	19.9	13.0
Income before income taxes	19.9	31.3	(19.9)	31.3
Income tax expense	—	11.4	—	11.4
Net income	$19.9	$19.9	$(19.9)	$19.9

Condensed Consolidating Statement of Operations
Three months ended September 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$749.9	$—	$749.9
Total cost of revenue	—	590.9	—	590.9
Gross margin	—	159.0	—	159.0
Operating expenses
Selling, general and administrative, and transaction costs	1.2	104.8	—	106.0
Depreciation and amortization	—	21.5	—	21.5
Total operating expenses	1.2	126.3	—	127.5
Operating income (loss)	(1.2)	32.7	—	31.5
Interest and other (income) expense
Interest expense	—	11.2	—	11.2
Loss on extinguishment of debt	—	0.5	—	0.5
Other (income) expense, net	(15.6)	(0.1)	15.6	(0.1)
Total interest and other (income) expense	(15.6)	11.6	15.6	11.6
Income before income taxes	14.4	21.1	(15.6)	19.9
Income tax expense (benefit)	(0.3)	5.5	—	5.2
Net income	$14.7	$15.6	$(15.6)	$14.7

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended September 30, 2017
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by operating activities	$1.9	$81.7	$—	$83.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)	—	(9.5)
Additions of equipment under sales-type and direct financing leases	—	(19.7)	—	(19.7)
Proceeds from collection of financing receivables	—	1.1	—	1.1
Additions to equipment under operating leases	—	(0.3)	—	(0.3)
Proceeds from disposition of equipment under operating leases	—	0.6	—	0.6
Purchases of property and equipment	—	(4.7)	—	(4.7)
Net cash used in investing activities	—	(32.5)	—	(32.5)
Cash flows from financing activities:
Proceeds from issuance of common stock under share- based compensation plans	1.5	1.4	—	2.9
Proceeds from the discounting of financing receivables	—	17.8	—	17.8
Retirements of discounted financing receivables	—	(0.2)	—	(0.2)
Repayments of term loans	—	(25.0)	—	(25.0)
Net change in accounts payable — floor plan	—	(49.2)	—	(49.2)
Net cash provided by (used in) financing activities	1.5	(55.2)	—	(53.7)
Net increase (decrease) in cash and cash equivalents	3.4	(6.0)	—	(2.6)
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$4.1	$20.8	$—	$24.9

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended September 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(0.9)	$3.6	$—	$2.7
Cash flows from investing activities:
Return of capital from subsidiary	158.6	—	(158.6)	—
Additions of equipment under sales-type and direct financing leases	—	(33.3)	—	(33.3)
Proceeds from collection of financing receivables	—	1.2	—	1.2
Purchases of property and equipment	—	(3.8)	—	(3.8)
Net cash provided by (used in) investing activities	158.6	(35.9)	(158.6)	(35.9)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	1.0	—	—	1.0
Common stock repurchased	(158.6)	—	—	(158.6)
Return of capital to parent	—	(158.6)	158.6	—
Proceeds from the discounting of financing receivables	—	41.1	—	41.1
Retirements of discounted financing receivables	—	(4.9)	—	(4.9)
Deferred financing costs	—	(0.3)	—	(0.3)
Borrowings of term loans, net of original issue discount	—	158.1	—	158.1
Repayments of term loans	—	(25.0)	—	(25.0)
Net change in accounts payable — floor plan	—	15.0	—	15.0
Net cash provided by (used in) financing activities	(157.6)	25.4	158.6	26.4
Net increase (decrease) in cash and cash equivalents	0.1	(6.9)	—	(6.8)
Cash and cash equivalents:
Beginning of the period	0.1	36.9	—	37.0
End of the period	$0.2	$30.0	$—	$30.2

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “Presidio,” and similar terms refer to Presidio, Inc. and its subsidiaries. You should read the following discussion in conjunction with the historical consolidated financial statements of Presidio, Inc. and its subsidiaries and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Our actual results may differ materially from those contained in any forward-looking statements.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and elsewhere in this quarterly report. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions;

•	a reduced demand for our information technology solutions;

•	a decrease in spending on technology products by our federal and local government clients;

•	the availability of products from vendor partners and maintenance of vendor relationships;

•	the role of rapid innovation and the introduction of new products in our industry;

•	our ability to compete effectively in a competitive industry;

•	the termination of our client contracts;

•	the failure to effectively develop, maintain and operate our information technology systems;

•	our inability to adequately maintain the security of our information technology systems and clients’ confidential information;

•	investments in new services and technologies may not be successful;

•	the costs of litigation and losses if we infringe on the intellectual property rights of third parties;

•	inaccurate estimates of pricing terms with our clients;

•	failure to comply with the terms of our public sector contracts;

•	any failures by third-party contractors upon whom we rely to provide our services;

•	any failures by third-party commercial delivery services;

•	our inability to retain or hire skilled technology professionals and key personnel;

•	the disruption to our supply chain if suppliers fail to provide products;

•	the risks associated with accounts receivables and inventory exposure;

•	the failure to realize the entire investment in leased equipment;

•	our inability to realize the full amount of our backlog;

•	our acquisitions may not achieve expectations;

•	fluctuations in our operating results;

•	potential litigation and claims;

•	changes in accounting rules, tax legislation and other legislation;

•	the potential impact on our suppliers of possible new taxes on imports and new tariffs and trade restrictions and changes in tariff rates and trade restrictions;

•	increased costs of labor and benefits;

•	our inability to focus our resources, maintain our business structure and manage costs effectively;

•	the failure to deliver technical support services of sufficient quality;

•	the failure to meet our growth objectives and strategies;

•	ineffectiveness of our internal controls;

•	the risks pertaining to our substantial level of indebtedness;

•	the ability to manage cybersecurity risks; and

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and, from time to time, in our other reports filed with the SEC.

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
Overview
Presidio is a leading provider of IT solutions to its customers in North America. We enable business transformation through our expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security solutions. Our solutions are delivered through a broad suite of professional services, including strategy, consulting, design and implementation. We complement our professional services with project management, technology acquisition, managed services, maintenance and support to offer a full lifecycle model. Our services-led, lifecycle model leads to ongoing client engagement. As of June 30, 2018, we served approximately 8,000 middle-market, large, and government organizations across a diverse range of industries.

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

Our clients are increasingly dependent on Presidio to develop best of breed, vendor-agnostic agile, secure infrastructure solution sets comprised of Digital Infrastructure, Cloud, and Security solutions. Through our increasing focus on agile, secure infrastructure sets, we believe we are well positioned to benefit from the rapid growth in demand for Digital Infrastructure, Cloud and Security technologies. Within our three solutions areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of such solutions include advanced networking, IoT, data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration and mobility.

The middle market is a highly attractive segment of the IT services market, and we are differentiated by our strategic focus on this attractive segment. The increasing potential and complexity of emerging technologies and digital transformation are creating more demand for our solutions and services. Customers in the middle market are usually large enough to have substantial technology needs but typically have fewer IT resources and lack the broad expertise required to develop the necessary solutions as compared to larger companies. As a trusted solutions provider, our clients rely on us for IT investment decisions. We simplify IT for them by building solutions utilizing what we view as the best possible technologies. Since many large-scale IT service providers focus on larger enterprises, and because many resellers are unable to provide end-to-end solutions, we believe the middle market has remained under-penetrated and under-served.

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
Product revenue: Our product revenue includes:
Revenue for hardware and general software: Revenue from the sale of hardware and general software products is generally recognized on a gross basis with the selling price to the client recorded as revenue and the acquisition cost of the product recorded as cost of revenue, net of vendor rebates. Hardware and general software items can be delivered to clients in a variety of ways including drop-shipped by the vendor or supplier, or shipped through one of the Company’s staging warehouse or via electronic delivery for general software licenses. Hardware revenue and pre-installed general software revenue is normally recognized when the title and risk of loss are passed to the client while revenue for general software delivered electronically is normally recognized when the client has the information needed to download and install the software.
Revenue for software as a service (“SaaS”), enterprise license agreements (“ELA”) or software sold with critical software assurance: The Company sells: (i) SaaS to customers whereby the customer receives the right to access software directly from the vendor; (ii) ELAs that provide customers with access to manage their software license needs; and (iii) software that is accompanied by third-party delivered software assurance that is deemed to be critical or essential to the core functionality of the software license; and in each case the Company is acting as an agent and therefore recognizes revenue from these transactions on a net basis. As the Company is under no obligation to perform additional services, such as post-customer support or upgrades, revenue is recognized at the time the Company has arranged for the delivery of the software from the third-party to the customer.
Revenue for third-party support service contracts: Revenue from the sale of third-party support service contracts is recognized net of the related cost of revenue. In a third-party support service contract, all services are provided by our third-party providers and as a result, we are acting as an agent and recognize revenue on a net basis, with revenue being equal to the gross margin on the transaction, when the Company has arranged for the support service contract on the customer’s behalf with the third-party.
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

Service revenue: Our service revenue includes consulting and integration services, project management, managed services, and support services and includes:
Revenue for professional services: Revenue for professional services is generally recognized as the services are performed. For time and material service contracts, revenue is recognized at the contractual hourly rates for the hours performed during the period using the right to invoice practical expedient. For fixed price service contracts and time and material contracts with milestone invoicing, revenue is recognized on a percentage of completion basis based on the labor hours completed compared to the total estimated hours for the scope of work under contract with revenue accrued or deferred as appropriate. Cost of revenue associated with professional services includes the compensation, benefits, and other costs associated with our delivery and project management engineering team, as well as costs charged by subcontractors. In addition, the Company performs professional service engagements that include subcontractors performing the services. Revenue is recognized over the period of performance using an appropriate input method aligned with when control transfers to the customer.
Revenue for managed services: Revenue for managed services is generally recognized on a straight-line basis over the term of the arrangement. We may incur upfront costs associated with managed services including, but not limited to, purchasing third-party support service arrangements and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided as cost of revenue. In addition, cost of revenue includes the compensation, benefits and other costs associated with our managed services engineering team, costs charged by subcontractors, and depreciation of the software used to deliver our managed services and managed cloud contracts.
Gross margin: Our product gross margin is impacted by the types of technology sold in our solutions, as well as the mix of hardware, software, and third-party support service contracts. As described previously, SaaS, ELAs and software with critical assurance, as well as, our third-party support service sales are recognized on a net basis, resulting in the gross margin being recognized as revenue. Accordingly, a higher proportion of solutions sold including SaaS, ELAs, software with critical assurance or support services is expected to have a favorable impact on our gross margin percentage.
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
Selling expenses are comprised of compensation (including share-based compensation), variable incentive pay, and benefits related to our sales personnel along with travel expenses and other employee related costs. Variable incentive pay is largely driven by our gross margin performance. We expect selling expenses to increase over time as a result of higher gross margin, as well as continued investment in our direct and indirect sales resources.
General and administrative expenses are comprised of compensation (including share-based compensation) and benefits of administrative and operational support personnel, including variable incentive pay and other administrative costs such as facilities expenses, professional fees, and bad debt expense. We expect general and administrative expenses to increase over time due to our growth.
Transaction costs include acquisition-related expenses (such as stay, retention and earnout bonuses), advisory and diligence fees, transaction-related legal, accounting, and tax fees, as well as professional fees and related out-of-pocket expenses associated with refinancing of debt and credit agreements and securities offerings.
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
We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended September 30,
	2017	2018
	(as adjusted)
Total revenue	$731.2	$749.9
Gross margin	156.4	159.0
Net income	19.9	14.7
Adjusted EBITDA	67.6	62.6
Adjusted EBITDA margin	9.2%	8.3%
Adjusted Net Income	$34.9	$37.9

Adjusted EBITDA – Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by our management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense, as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs and other costs. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to total revenue.

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended September 30,
	2017	2018
	(as adjusted)
Adjusted EBITDA reconciliation:
Net income	$19.9	$14.7
Total depreciation and amortization(1)	22.0	22.7
Interest and other (income) expense	13.0	11.6
Income tax expense	11.4	5.2
EBITDA	66.3	54.2
Adjustments:
Share-based compensation expense	0.8	2.1
Purchase accounting adjustments(2)	0.1	0.1
Transaction costs(3)	0.4	5.5
Other costs(4)	—	0.7
Total adjustments	1.3	8.4
Adjusted EBITDA	$67.6	$62.6

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

(3)
“Transaction costs” (i) of $0.4 million for the three months ended September 30, 2017 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses and $0.1 million related to transaction-related legal, accounting and tax fees; and (ii) of $5.5 million for the three months ended September 30, 2018 includes acquisition-related expenses of $4.3 million related to stay, retention and earnout bonuses, $0.1 million related to transaction-related legal, accounting and tax fees and $1.1 million related to transaction-related advisory and diligence fees.

(4)	“Other costs” of $0.7 million for the three months ended September 30, 2018 related to one-time cost optimization expenses.
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

The reconciliation of Adjusted Net Income from Net Income for each of the periods presented is as follows (in millions):

	Three months ended September 30,
	2017	2018
	(as adjusted)
Adjusted Net Income reconciliation:
Net income	$19.9	$14.7
Adjustments:
Amortization of intangible assets	18.4	18.9
Amortization of debt issuance costs	1.3	0.9
Loss on extinguishment of debt	0.7	0.5
Share-based compensation expense	0.8	2.1
Purchase accounting adjustments	0.1	0.1
Transaction costs	0.4	5.5
Other costs	—	0.7
Income tax impact of adjustments(1)	(6.7)	(5.5)
Total adjustments	15.0	23.2
Adjusted Net Income	$34.9	$37.9

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

Results of Operations - Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Revenue
Product	$604.7	$619.6	$14.9	2.5%
Service	126.5	130.3	3.8	3.0%
Total revenue	731.2	749.9	18.7	2.6%
Cost of revenue
Product	474.1	485.7	11.6	2.4%
Service	100.7	105.2	4.5	4.5%
Total cost of revenue	574.8	590.9	16.1	2.8%
Gross margin	156.4	159.0	2.6	1.7%
Product gross margin	130.6	133.9	3.3	2.5%
Service gross margin	25.8	25.1	(0.7)	(2.7)%
Product gross margin %	21.6%	21.6%		—%
Service gross margin %	20.4%	19.3%		(1.1)%
Total gross margin %	21.4%	21.2%		(0.2)%
Operating expenses
Selling expenses	65.4	70.8	5.4	8.3%
General and administrative expenses	25.7	29.7	4.0	15.6%
Transaction costs	0.4	5.5	5.1	n.m.
Depreciation and amortization	20.6	21.5	0.9	4.4%
Total operating expenses	112.1	127.5	15.4	13.7%
Selling, general and administrative expenses % of total revenue	12.5%	13.4%		0.9%
Operating income	44.3	31.5	(12.8)	(28.9)%
Interest and other (income) expense
Interest expense	12.4	11.2	(1.2)	(9.7)%
Loss on extinguishment of debt	0.7	0.5	(0.2)	(28.6)%
Other (income) expense, net	(0.1)	(0.1)	—	—%
Total interest and other (income) expense	13.0	11.6	(1.4)	(10.8)%
Income before income taxes	31.3	19.9	(11.4)	(36.4)%
Income tax expense	11.4	5.2	(6.2)	(54.4)%
Net income	$19.9	$14.7	$(5.2)	(26.1)%
Adjusted EBITDA	$67.6	$62.6	$(5.0)	(7.4)%
Adjusted Net Income	$34.9	$37.9	$3.0	8.6%

Revenue

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Revenue
Product	$604.7	$619.6	$14.9	2.5%
Service	126.5	130.3	3.8	3.0%
Total revenue	$731.2	$749.9	$18.7	2.6%
Total revenue increased $18.7 million, or 2.6%, to $749.9 million for the three months ended September 30, 2018, compared to total revenue of $731.2 million for the three months ended September 30, 2017. Revenue growth was driven by growth in Digital Infrastructure and Security solutions. Revenue growth was negatively impacted by continued weakness in sales to the federal government as compared to the prior year period, and the accelerating growth in our backlog orders believed to be firm which totaled $639 million as of September 30, 2018, an increase of 20% compared to the prior year period. Included in the overall growth in backlog, we noted increasing demand for our public cloud solutions, managed services offerings and other recurring revenue projects. We saw our backlog of contracted recurring revenue grow 84% over the prior year period, highlighting the transition of a growing component of our revenue that will be recognized over time.
Revenue from sales of product increased $14.9 million, or 2.5%, to $619.6 million for the three months ended September 30, 2018, compared to product revenue of $604.7 million for the three months ended September 30, 2017. The increase in product revenue was driven by growth in Digital Infrastructure and Security solutions.
Revenue from sales of services increased $3.8 million, or 3.0%, to $130.3 million for the three months ended September 30, 2018, compared to service revenue of $126.5 million for the three months ended September 30, 2017. The increase in service revenue was led by growth in vendor partner engagements, as well as, our managed services offerings.

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Revenue by solution area
Cloud	$131.8	$110.5	$(21.3)	(16.2)%
Security	90.9	94.6	3.7	4.1%
Digital Infrastructure	508.5	544.8	36.3	7.1%
Total revenue	$731.2	$749.9	$18.7	2.6%

Cloud revenue decreased $21.3 million, or 16.2%, to $110.5 million in the three months ended September 30, 2018, compared to $131.8 million for the three months ended September 30, 2017, driven by the shift of cloud revenue from a point in time model to a recurring model. In addition, we lapped a very strong first quarter fiscal 2018 where we achieved 29% growth driven by a number of large non-recurring data center modernization projects. The decline in Cloud revenue occurred with our middle-market clients driven by financial services and manufacturing and transportation sectors.
Security revenue increased $3.7 million, or 4.1%, to $94.6 million in the three months ended September 30, 2018, compared to $90.9 million in the three months ended September 30, 2017. During the quarter, we experienced strong demand for Security solutions from middle-market and government clients. In the middle-market growth was driven by healthcare and financial services. In the government sector, state and local clients drove the demand, offset by declines in Federal sales.

Digital Infrastructure revenue increased $36.3 million, or 7.1%, to $544.8 million in the three months ended September 30, 2018 compared to $508.5 million in the three months ended September 30, 2017, as we continue to see increased traction for next generation software defined infrastructure with automation and analytics leading to greater client demand for network upgrades. The increase was led by infrastructure investments by our large and government clients. In the large client market, growth was driven by financial services and manufacturing and transportation. In the government sector, state and local clients drove the increase.

Gross Margin

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Gross margin
Product gross margin	$130.6	$133.9	$3.3	2.5%
Service gross margin	25.8	25.1	(0.7)	(2.7)%
Gross margin	$156.4	$159.0	$2.6	1.7%
Product gross margin %	21.6%	21.6%		—%
Service gross margin %	20.4%	19.3%		(1.1)%
Total gross margin %	21.4%	21.2%		(0.2)%
Total gross margin increased $2.6 million, or 1.7%, to $159.0 million for the three months ended September 30, 2018, as compared to $156.4 million for the three months ended September 30, 2017, due to the 2.6% increase in total revenue, partially offset by a decline in service margins. As a percentage of total revenue, total gross margin decreased 20 basis points to 21.2% for the three months ended September 30, 2018, down from 21.4% of revenue for the three months ended September 30, 2017.
Product gross margin increased $3.3 million, or 2.5%, to $133.9 million for the three months ended September 30, 2018, as compared to $130.6 million for the three months ended September 30, 2017. Product gross margin as a percentage of product revenue was 21.6% for the three months ended September 30, 2018, flat compared to the prior year period.
Service gross margin decreased $0.7 million, or 2.7%, to $25.1 million for the three months ended September 30, 2018, as compared to $25.8 million for the three months ended September 30, 2017. Services gross margin as a percentage of revenue was 19.3% for the three months ended September 30, 2018, a decrease of 110 basis points from 20.4% for the three months ended September 30, 2017. The primary driver of the decline in total service margins was a due to a higher proportion of our services revenue comprising lower margin service offerings.
Operating Expenses

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Operating expenses
Selling expenses	$65.4	$70.8	$5.4	8.3%
General and administrative expenses	25.7	29.7	4.0	15.6%
Selling, general and administrative expenses	91.1	100.5	9.4	10.3%
Transaction costs	0.4	5.5	5.1	n.m.
Depreciation and amortization	20.6	21.5	0.9	4.4%
Total operating expenses	$112.1	$127.5	$15.4	13.7%
Selling, general and administrative expenses % of total revenue	12.5%	13.4%		0.9%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $9.4 million, or 10.3%, to $100.5 million during the three months ended September 30, 2018, as compared to $91.1 million for the three months ended September 30, 2017. The overall increase in SG&A was primarily related to the $1.3 million increase in share-based compensation expense, the additional SG&A related to acquisitions completed during the fiscal year ended June 30, 2018, as well as, an investment in sales and administrative personnel paid for through the benefit of tax reform, and higher professional fees associated with the adoption of the new revenue accounting standard. SG&A as a percentage of revenue increased 90 basis points from 12.5% of revenue for the three months ended September 30, 2017 to 13.4% for three months ended September 30, 2018.

Transaction costs increased $5.1 million to $5.5 million in the three months ended September 30, 2018 due to higher expenses related to certain stay, retention and earnout bonuses associated with our acquisitions completed during the fiscal year ended June 30, 2018, and higher transaction-related advisory and diligence fees when compared to the three months ended September 30, 2017.
Interest and Other (Income) Expense

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
Interest and other (income) expense
Interest expense	$12.4	$11.2	$(1.2)	(9.7)%
Loss on extinguishment of debt	0.7	0.5	(0.2)	(28.6)%
Other (income) expense, net	(0.1)	(0.1)	—	—%
Total interest and other (income) expense	$13.0	$11.6	$(1.4)	(10.8)%
Interest and other (income) expense decreased $1.4 million, or 10.8%, to $11.6 million for the three months ended September 30, 2018, from $13.0 million in the three months ended September 30, 2017 due to lower interest expense resulting from lower interest rates on outstanding debt offset by higher debt balances outstanding. The $1.2 million decline in interest expense for the three months ended September 30, 2018 primarily resulted from $3.3 million of lower interest expense associated with the $125.0 million redemption of the Company's 10.25% Senior Notes as part of the January 2018 refinancing transactions, offset by higher outstanding balances of term debt associated with both the January 2018 refinancing and additional borrowings of $160 million in September 2018 used to repurchase 10,750,000 of shares outstanding.
Income Tax Expense

	Three months ended September 30,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Income before income taxes	$31.3	$19.9	$(11.4)	(36.4)%
Income tax expense	11.4	5.2	(6.2)	(54.4)%
Net income	$19.9	$14.7	$(5.2)	(26.1)%
The income tax expense was $5.2 million in the three months ended September 30, 2018, compared to $11.4 million in the three months ended September 30, 2017. The effective tax rate was 26.1% in the three months ended September 30, 2018, compared to 36.4% in the three months ended September 30, 2017. The decrease in the effective tax rate is primarily due to the reduction of the U.S. federal corporate income tax rate from 35% for the three months ended September 30, 2017 to 21% for the three months ended September 30, 2018, as prescribed in the enacted tax legislation of TCJA on December 22, 2017.
Adjusted EBITDA
Adjusted EBITDA decreased $5.0 million, or 7.4%, to $62.6 million for the three months ended September 30, 2018, from $67.6 million for the three months ended September 30, 2017, driven primarily by an increase in SG&A excluding share-based compensation expense, largely attributable to acquisitions completed during the fiscal year ended June 30, 2018. Adjusted EBITDA margin was 8.3% for the three months ended September 30, 2018 compared to 9.2% for the three months ended September 30, 2017.
Adjusted Net Income
Adjusted Net Income increased $3.0 million, or 8.6%, to $37.9 million for the three months ended September 30, 2018, from $34.9 million in the three months ended September 30, 2017. The results were favorably impacted by the TCJA and lower interest expense in the three months ended September 30, 2018.

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
Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three months ended September 30,
	2017	2018
Net cash provided by (used in)
Operating activities	$83.6	$2.7
Investing activities	(32.5)	(35.9)
Net change in accounts payable — floor plan	(49.2)	15.0
Other financing activities	(4.5)	11.4
Financing activities	(53.7)	26.4
Net decrease in cash and cash equivalents	$(2.6)	$(6.8)
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
Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Three months ended September 30,
	2017	2018
Impact of tax deductible goodwill and intangible assets	$3.0	$2.2
Three months ended September 30, 2018: Net cash provided by operating activities for the three months ended September 30, 2018 was $2.7 million. This was primarily attributed to net income of $14.7 million adjusted for: $18.9 million of intangible amortization expense, $3.8 million of total property and equipment depreciation expense, $2.1 million of share-based compensation expense, $0.9 million of amortization of debt issuance costs, $0.5 million of losses on extinguishment of debt, mostly offset by a $33.1 million increase in our working capital components. The net increase in our working capital components was primarily driven by an increase in cash disbursements for accounts payable — trade, public cloud resale and managed services investments, and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.

Three months ended September 30, 2017: Net cash provided by operating activities for the three months ended September 30, 2017 was $83.6 million. This was primarily attributed to net income of $19.9 million adjusted for: $18.4 million of intangible amortization expense, $3.6 million for total property and equipment depreciation expense, $1.3 million of amortization of debt issuance costs, $0.7 million of losses on extinguishment of debt, $0.8 million of share-based compensation, and a $44.6 million decrease in our working capital components, partially offset by a $5.5 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in cash disbursements for accounts payable - trade partially offset by an increase in cash disbursements for accrued expenses and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.
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
Three months ended September 30, 2018: Net cash used in investing activities for the three months ended September 30, 2018 was $35.9 million, primarily related to investments in equipment under sales-type leases with customers of $33.3 million, and the purchase of property and equipment of $3.8 million.
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
Three months ended September 30, 2018: Net cash provided by financing activities for the three months ended September 30, 2018 was $26.4 million, comprised of the $15.0 million increase in accounts payable — floor plan and $11.4 million of other financing activities. The $11.4 million of cash inflows in other financing activities was primarily the result of $41.1 million in proceeds from discounting financing receivables and $1.0 million of proceeds from issuance of common stock under share-based compensation plans, mostly offset by $25.0 million in repayments on term loans and $4.9 million of retirements of discounted financing receivables.
Three months ended September 30, 2017: Net cash used in financing activities for the three months ended September 30, 2017 was $53.7 million, comprised of a $49.2 million of net repayments on the accounts payable — floor plan facility and $4.5 million of other financing activities. The $4.5 million of other financing activities was primarily the result of $17.8 million in proceeds from discounting financing receivables and $2.9 million of proceeds from issuance of common stock under share-based compensation plans, more than offset by $25.0 million in repayments on term loans and $0.2 million of retirements of discounted financing receivables.
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

(in millions, except ratio data)	June 30, 2018		September 30, 2018
Net debt	$649.6		$791.4
Net working capital ratio (as adjusted)	1.03	x	1.02	x
Available liquidity	$333.2		$328.4

	Three months ended September 30,
(in millions)	2017	2018
Free cash flow	$29.0	$18.0
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of September 30, 2018 and June 30, 2018 (in millions):

	June 30, 2018	September 30, 2018
Total long-term debt, net of debt issuance costs	$671.2	$805.2
Unamortized debt issuance costs	15.4	16.4
Cash and cash equivalents	(37.0)	(30.2)
Net debt	$649.6	$791.4
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.02x and 1.03x as of September 30, 2018 and June 30, 2018, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of June 30, 2018 and September 30, 2018 (in millions):

	June 30, 2018	September 30, 2018
Cash and cash equivalents	$37.0	$30.2
Availability under the revolving credit facility	48.2	48.2
Availability under the receivables securitization facility	248.0	250.0
Available liquidity	$333.2	$328.4

Available liquidity decreased from $333.2 million at June 30, 2018 to $328.4 million at September 30, 2018 primarily as a result of lower cash on hand.

The following table presents amounts outstanding under our primary sources of liquidity as of September 30, 2018 and June 30, 2018 (in millions):

	June 30, 2018	September 30, 2018
Cash and cash equivalents	$37.0	$30.2
Accounts payable—floor plan facility	$210.6	$225.6
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	686.6	821.6
Total long-term debt	$686.6	$821.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to include: (i) the impact of net borrowings (repayments) on the floor plan facility, (ii) the aggregate net cash impact of our leasing business and (iii) the purchases of property and equipment.

The following table presents the aggregate net cash impact of our leasing business for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,
	2017	2018
Additions of equipment under sales-type and direct financing leases	$(19.7)	$(33.3)
Proceeds from collection of financing receivables	1.1	1.2
Additions to equipment under operating leases	(0.3)	—
Proceeds from disposition of equipment under operating leases	0.6	—
Proceeds from the discounting of financing receivables	17.8	41.1
Retirements of discounted financing receivables	(0.2)	(4.9)
Aggregate net cash impact of leasing business	$(0.7)	$4.1

The following table presents reconciliation of free cash flow from net cash provided by operating activities for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,
	2017	2018
Net cash provided by operating activities	$83.6	$2.7
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	(49.2)	15.0
Aggregate net cash impact of leasing business	(0.7)	4.1
Purchases of property and equipment	(4.7)	(3.8)
Total adjustments	(54.6)	15.3
Free cash flow	$29.0	$18.0
Commitments and Contingencies
See the information set forth in Note 11 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We had $1.8 million of outstanding letters of credit on our revolving credit facility as of both September 30, 2018 and June 30, 2018. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

On September 6, 2018, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The total dividend of $3.2 million was paid on October 5, 2018 to stockholders of record as of the close of business on September 26, 2018.

On November 7, 2018, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be paid on January 7, 2019 to stockholders of record as of the close of business on December 26, 2018.

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
Critical Accounting Policies and Estimates
Except as described under Note 1 (Recent Accounting Pronouncements Adopted During the Fiscal Year) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our accounting policies have not changed from those reported in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of the June 30, 2018 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See the information set forth in Note 1 (Recent Accounting Pronouncements Not Yet Adopted) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
We are involved in various claims and legal actions that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, in the opinion of management the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity. The information set forth in Note 11, Commitments and Contingencies, to the consolidated financial statements is incorporated by reference herein.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017.	S-8	3.2	3/13/2017
10.1	Stock Repurchase Agreement, dated September 6, 2018, by and between Presidio, Inc. and AP VIII Aegis Holdings, L.P.	8-K	10.1	9/6/2018
10.2	Incremental Assumption Agreement and Amendment No. 7, dated September 13, 2018, by and among Presidio LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	8-K	10.1	9/13/2018
10.3	Underwriting Agreement, dated as of September 17, 2018, among Presidio Inc., AP VIII Aegis Holdings, L.P. and Citigroup Global Markets Inc.	8-K	1.1	9/20/2018
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Filed herewith.
**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: November 7, 2018	By:	/S/ NEIL O. JOHNSTON
Neil O. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)