Form 10-Q
period 2018-12-31
Presidio, Inc.
filed 2019-02-06
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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

As of January 31, 2019, there were 82,518,278 shares of common stock, $0.01 par value, outstanding.

PRESIDIO, INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2018	As of December 31, 2018
	(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$37.0	$30.9
Accounts receivable, net	608.7	644.5
Unbilled accounts receivable, net	171.5	189.0
Financing receivables, current portion	88.3	93.0
Inventory	27.7	22.8
Prepaid expenses and other current assets	112.5	101.3
Total current assets	1,045.7	1,081.5
Property and equipment, net	35.9	37.1
Financing receivables, less current portion	116.8	143.4
Goodwill	803.7	803.7
Identifiable intangible assets, net	700.3	662.6
Other assets	33.9	65.1
Total assets	$2,736.3	$2,793.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	457.7	476.6
Accounts payable – floor plan	210.6	195.9
Accrued expenses and other current liabilities	228.2	276.6
Discounted financing receivables, current portion	85.2	87.8
Total current liabilities	981.7	1,036.9
Long-term debt, net of debt issuance costs and current maturities	671.2	781.4
Discounted financing receivables, less current portion	108.6	127.8
Deferred income tax liabilities	180.5	177.5
Other liabilities	34.0	48.1
Total liabilities	1,976.0	2,171.7
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at December 31, 2018 and June 30, 2018	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 82,338,143 shares issued and outstanding at December 31, 2018 and 92,853,983 shares issued and outstanding at June 30, 2018	0.9	0.8
Additional paid-in capital	644.3	492.0
Retained earnings	115.1	128.9
Total stockholders’ equity	760.3	621.7
Total liabilities and stockholders’ equity	$2,736.3	$2,793.4
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
	(as adjusted)		(as adjusted)
Revenue
Product	$525.0	$647.2	$1,129.7	$1,266.9
Service	124.3	120.6	250.8	250.9
Total revenue	649.3	767.8	1,380.5	1,517.8
Cost of revenue
Product	416.3	517.1	890.5	1,002.7
Service	95.4	96.1	196.1	201.4
Total cost of revenue	511.7	613.2	1,086.6	1,204.1
Gross margin	137.6	154.6	293.9	313.7
Operating expenses
Selling expenses	65.2	75.2	130.4	146.1
General and administrative expenses	26.0	27.4	51.7	57.2
Transaction costs	1.7	9.0	2.1	14.4
Depreciation and amortization	21.1	21.5	41.7	43.0
Total operating expenses	114.0	133.1	225.9	260.7
Operating income	23.6	21.5	68.0	53.0
Interest and other (income) expense
Interest expense	12.7	13.1	25.2	24.3
Loss on extinguishment of debt	0.7	0.5	1.4	1.0
Other (income) expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Total interest and other (income) expense	13.3	13.4	26.5	25.1
Income before income taxes	10.3	8.1	41.5	27.9
Income tax expense (benefit)	(89.1)	2.5	(77.7)	7.5
Net income	$99.4	$5.6	$119.2	$20.4
Earnings per share:
Basic	$1.08	$0.07	$1.30	$0.24
Diluted	$1.03	$0.07	$1.24	$0.23
Weighted-average common shares outstanding:
Basic	91,712,178	82,333,605	91,440,895	86,590,211
Diluted	96,678,815	85,793,035	96,504,207	90,174,933

Cash dividends per common share	$—	$0.04	$—	$0.08

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six months ended December 31,
	2017	2018
	(as adjusted)
Cash flows from operating activities:
Net income	$119.2	$20.4
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	37.2	37.7
Depreciation of property and equipment in operating expenses	4.5	5.3
Depreciation of property and equipment in cost of revenue	2.9	2.3
Provision for sales returns and credit losses	0.9	0.7
Amortization of debt issuance costs	2.6	1.8
Loss on extinguishment of debt	1.4	1.0
Noncash lease income	(2.2)	(3.5)
Share-based compensation expense	2.6	4.7
Deferred income tax benefit	(88.7)	(3.0)
Other	0.1	—
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(5.9)	(49.4)
Inventory	(2.2)	4.9
Prepaid expenses and other assets	(7.2)	(23.9)
Accounts payable – trade	80.7	18.9
Accrued expenses and other liabilities	(21.3)	58.1
Net cash provided by operating activities	124.6	76.0
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	(9.5)	—
Proceeds from collection of escrow related to acquisition of business	0.2	—
Additions of equipment under sales-type and direct financing leases	(49.7)	(82.9)
Proceeds from collection of financing receivables	2.2	2.7
Additions to equipment under operating leases	(1.2)	(0.1)
Proceeds from disposition of equipment under operating leases	0.7	0.1
Purchases of property and equipment	(7.2)	(8.3)
Net cash used in investing activities	(64.5)	(88.5)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	4.5	1.5
Common stock repurchased	—	(158.6)
Dividends paid	—	(3.3)
Proceeds from the discounting of financing receivables	47.0	91.1
Retirements of discounted financing receivables	(2.5)	(17.4)
Deferred financing costs	(0.6)	(0.3)
Borrowings of term loans, net of original issue discount	—	158.1
Repayments of term loans	(50.0)	(50.0)
Net change in accounts payable — floor plan	(65.3)	(14.7)
Net cash provided by (used in) financing activities	(66.9)	6.4
Net decrease in cash and cash equivalents	(6.8)	(6.1)
Cash and cash equivalents:
Beginning of the period	27.5	37.0
End of the period	$20.7	$30.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22.6	$20.3
Income taxes, net of refunds	$22.9	$14.3
Reduction of discounted lease assets and liabilities	$55.1	$57.3

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Three months ended December 31, 2017
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, September 30, 2017 (as adjusted)	—	$—	91,528,701	$0.9	$629.0	$1.0	$630.9
Common stock issued under share-based compensation plans	—	—	292,943	—	1.6	—	1.6
Net income	—	—	—	—	—	99.4	99.4
Share-based compensation expense	—	—	—	—	1.7	—	1.7
Balance, December 31, 2017 (as adjusted)	—	$—	91,821,644	$0.9	$632.3	$100.4	$733.6

	Three months ended December 31, 2018
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, September 30, 2018	—	$—	82,298,312	$0.8	$488.9	$126.6	$616.3
Common stock issued under share-based compensation plans	—	—	39,831	—	0.6	—	0.6
Common stock cash dividend declared	—	—	—	—	—	(3.3)	(3.3)
Net income	—	—	—	—	—	5.6	5.6
Share-based compensation expense	—	—	—	—	2.5	—	2.5
Balance, December 31, 2018	—	$—	82,338,143	$0.8	$492.0	$128.9	$621.7

	Six months ended December 31, 2017
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2017 (as adjusted)	—	$—	90,969,919	$0.9	$625.3	$(18.8)	$607.4
Common stock issued under share-based compensation plans	—	—	851,725	—	4.4	—	4.4
Net income	—	—	—	—	—	119.2	119.2
Share-based compensation expense	—	—	—	—	2.6	—	2.6
Balance, December 31, 2017 (as adjusted)	—	$—	91,821,644	$0.9	$632.3	$100.4	$733.6

	Six months ended December 31, 2018
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2018 (as adjusted)	—	$—	92,853,983	$0.9	$644.3	$115.1	$760.3
Common stock issued under share-based compensation plans	—	—	234,160	—	1.5	—	1.5
Common stock repurchased	—	—	(10,750,000)	(0.1)	(158.5)	—	(158.6)
Common stock cash dividend declared	—	—	—	—	—	(6.6)	(6.6)
Net income	—	—	—	—	—	20.4	20.4
Share-based compensation expense	—	—	—	—	4.7	—	4.7
Balance, December 31, 2018	—	$—	82,338,143	$0.8	$492.0	$128.9	$621.7

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

Public Offerings

On September 20, 2018, the Company completed a secondary public offering of 3,000,000 shares of the Company’s common stock by AP VIII Aegis Holdings, L.P. (“Aegis LP”), an affiliate of investment funds managed by affiliates of Apollo Global Management, LLC at a price of $15.24 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.3 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the six months ended December 31, 2018.

Share Repurchase

On September 6, 2018, the Company, entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Aegis LP. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 10,750,000 shares of our common stock from Aegis LP for aggregate consideration of $158.6 million, representing a purchase price of $14.75 per share of common stock (the “Repurchase”). The Stock Repurchase Agreement, the Repurchase and the related transactions were approved by the Company’s Board of Directors and a committee of independent directors. On September 13, 2018, the Repurchase was completed using the net proceeds of $160 million of incremental term loans that were issued on terms substantially identical to the existing term loans outstanding under our credit agreement (except with respect to issue price).

Dividend

On February 6, 2019, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The dividend is payable on April 5, 2019 to stockholders of record as of the close of business on March 27, 2019.

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

Revenue for each performance obligation is recognized as control of the performance obligation is transferred to the customer. For performance obligations satisfied at a point in time, the Company determines when control has been transferred based on an evaluation of the following indicators: the Company has a present right to payment, the customer has legal title, the Company has transferred physical possession, the customer has the significant risk and rewards of ownership and the customer has accepted the assets. For performance obligations satisfied over a period of time, the Company recognizes revenue using an appropriate method to estimate the progress toward complete satisfaction of the performance obligation.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

Revenue for managed services - Revenue from managed services are recognized over a period of time using a time-lapsed method and recorded as service revenue with the associated cost recorded as service cost of revenue. The Company’s managed services are considered to be a series of distinct services due to the services performed being either repetitive on a recurring basis or for being a stand-ready obligation and accordingly are accounted for as a single performance obligation. Accordingly, the Company believes that using a time-based method for recognition is the most appropriate as the services are satisfied evenly over the stated period of performance.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

On July 1, 2018, the Company adopted ASC 606 utilizing the full retrospective method. The adoption of ASC 606 impacted the Company's results as follows (in millions, except per-share data):

	Three months ended December 31, 2017			Six months ended December 31, 2017
	As Reported	ASU 2014-09 Adjustment	As Adjusted	As Reported	ASU 2014-09 Adjustment	As Adjusted
Revenue
Product	$540.3	$(15.3)	$525.0	$1,168.9	$(39.2)	$1,129.7
Service	121.3	3.0	124.3	257.7	(6.9)	250.8
Total revenue	661.6	(12.3)	649.3	1,426.6	(46.1)	1,380.5
Cost of revenue
Product	431.6	(15.3)	416.3	929.7	(39.2)	890.5
Service	92.6	2.8	95.4	203.2	(7.1)	196.1
Total cost of revenue	524.2	(12.5)	511.7	1,132.9	(46.3)	1,086.6
Gross margin	$137.4	$0.2	$137.6	$293.7	$0.2	$293.9

Selling expenses	$65.3	$(0.1)	$65.2	$130.7	$(0.3)	$130.4

Operating income	$23.3	$0.3	$23.6	$67.5	$0.5	$68.0
Income tax benefit	$(89.2)	$0.1	$(89.1)	$(77.9)	$0.2	$(77.7)
Net income	$99.2	$0.2	$99.4	$118.9	$0.3	$119.2

Earnings per share:
Basic	$1.08	$—	$1.08	$1.30	$—	$1.30
Diluted	$1.03	$—	$1.03	$1.23	$0.01	$1.24

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

The adoption of ASC 606 impacted net income, as noted above, as well as elements of working capital. Total cash flows from operating activities, investing activities and financing activities remained unchanged for the six months ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncement not yet adopted as of December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. This standard requires a modified-retrospective adoption approach and has an effective date for fiscal years beginning after December 15, 2019. The Company does not believe this standard will have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which changes the accounting for derivatives and hedging to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard has an effective date for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company does not believe this standard will have a material impact on the consolidated financial statements.

Along with ASU 2017-12, in October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), which provides guidance on the eligible benchmark interest rates. The amendments in this ASU permit the use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the Treasury obligations of the U.S. government (“UST”), the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate. The amendments in this Update are required to be adopted concurrently with the amendments in ASU 2017-12. The Company does not believe this standard will have a material impact on the consolidated financial statements.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 2.         Revenue Recognition
Contract Assets and Liabilities – Contract assets consist of revenue recognized in excess of the amount the Company has the right to invoice a customer. Contract assets primarily relate to the Company's current and long-term unbilled receivables. As of December 31, 2018 and June 30, 2018, the current unbilled receivables balance was $189.0 million and $171.5 million, respectively. As of December 31, 2018 and June 30, 2018, the long-term unbilled receivables balance was $45.9 million and $28.3 million, respectively.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Contract liabilities primarily relate to the Company's current and long-term unearned revenue. As of December 31, 2018 and June 30, 2018, the current unearned revenue balance was $79.1 million and $73.0 million, respectively. As of December 31, 2018 and June 30, 2018, the long-term unearned revenue balance was $3.2 million and $3.8 million, respectively. During the six months ended December 31, 2018, the Company recognized $48.5 million of revenue related to its contract liabilities.

For contracts greater than one year, the table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 and when the Company expects to recognize this revenue, by fiscal year. These performance obligations primarily relate to managed service and public cloud contracts.

(in millions)	Years ending June 30,
2019 (remaining six months)	$63.1
2020	97.9
2021	76.7
2022	19.9
2023	4.6
2024 and thereafter	1.3
Total	$263.5

Disaggregation of revenue

Refer to Note 16 for additional information detailing disaggregation of revenue for the three and six months ended December 31, 2018 and 2017.

Note 3.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2018	December 31, 2018
Deferred product costs	$29.5	$16.9
Partner incentive program receivable	32.7	19.7
Prepaid professional services	25.8	36.7
Prepaid reserved instances	2.0	8.1
Prepaid income taxes	4.9	3.5
Other prepaid expenses and current assets	17.6	16.4
Total prepaid expenses and other current assets	$112.5	$101.3

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

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of December 31, 2018 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$244.1	$1.8	$245.9
Estimated net residual values	—	6.3	6.3
Unearned income	(14.6)	(0.9)	(15.5)
Provision for credit losses	—	(0.3)	(0.3)
Total, net	$229.5	$6.9	$236.4
Reported as:
Current	$90.8	$2.2	$93.0
Long-term	138.7	4.7	143.4
Total, net	$229.5	$6.9	$236.4
Discounted financing receivables:
Nonrecourse	$214.8	$—	$214.8
Recourse	—	—	—
Total	$214.8	$—	$214.8
Reported as:
Current	$87.3	$—	$87.3
Long-term	127.5	—	127.5
Total	$214.8	$—	$214.8

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

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of other assets in the consolidated balance sheets and were as follows (in millions):

	June 30, 2018	December 31, 2018
Equipment under operating leases	$3.4	$3.0
Accumulated depreciation	(1.9)	(1.8)
Total equipment under operating leases, net	$1.5	$1.2

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.3 million and $0.4 million for the three months ended December 31, 2018 and 2017, respectively, and $0.6 million and $0.7 million for the six months ended December 31, 2018 and 2017, respectively.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2018	December 31, 2018
Discounted operating leases:
Current	$0.7	$0.5
Noncurrent	0.5	0.3
Total	$1.2	$0.8

The discounted financing receivables associated with operating leases are presented on the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 5.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2018	December 31, 2018
Furniture and fixtures	3 to 7 years	$8.4	$9.2
Equipment	3 to 7 years	28.5	30.9
Software	3 years	24.4	26.6
Leasehold improvements	Life of lease	16.4	18.6
Total property and equipment		77.7	85.3
Accumulated depreciation and amortization		(41.8)	(48.2)
Total property and equipment, net		$35.9	$37.1

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.7 million and $2.3 million for the three months ended December 31, 2018 and 2017, respectively, and $5.3 million and $4.5 million for the six months ended December 31, 2018 and 2017, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and cloud services that is included in cost of service revenue within the Company’s consolidated statements of operations was $0.8 million and $1.1 million for the three months ended December 31, 2018 and 2017, respectively, and $1.7 million and $2.2 million for the six months ended December 31, 2018 and 2017, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 6.         Goodwill and Identifiable Intangible Assets

Goodwill

From June 30, 2018 through the date of the consolidated financial statements, no significant events have occurred that would lead us to believe that goodwill was more likely than not impaired.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2018 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(231.4)	$492.8
Developed technology	5	3.6	(2.3)	1.3
Trade names	2	1.8	(0.6)	1.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(234.3)	$700.3

Identifiable intangible assets consisted of the following as of December 31, 2018 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(268.2)	$456.0
Developed technology	5	3.6	(2.7)	0.9
Trade names	2	1.8	(1.1)	0.7
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(272.0)	$662.6

Amortization associated with intangible assets was $18.9 million and $18.8 million for the three months ended December 31, 2018 and 2017, respectively, and $37.7 million and $37.2 million for the six months ended December 31, 2018 and 2017, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 6.1 years and 6.6 years as of December 31, 2018 and June 30, 2018, respectively.

Based on the finite-lived intangible assets recorded at December 31, 2018, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2019 (remaining six months)	$37.6
2020	74.3
2021	73.6
2022	73.5
2023	72.9
2024 and thereafter	125.7
Total	$457.6

Note 7.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of December 31, 2018 and June 30, 2018, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $195.9 million and $210.6 million as of December 31, 2018 and June 30, 2018, respectively.

Note 8.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2018	December 31, 2018
	(as adjusted)
Accrued compensation	$54.1	$50.4
Accrued equipment purchases/vendor expenses	67.9	101.5
Accrued income taxes	5.1	—
Accrued interest	8.3	10.4
Dividend payable	—	3.3
Stay, retention and earnout bonuses	5.8	18.6
Unearned revenue	73.0	79.1
Other accrued expenses and current liabilities	14.0	13.3
Total accrued expenses and other current liabilities	$228.2	$276.6

Note 9.         Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2018	December 31, 2018
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	686.6	796.6
Total long-term debt	686.6	796.6
Unamortized debt issuance costs	(15.4)	(15.2)
Total long-term debt, net of debt issuance costs	$671.2	$781.4
Reported as:
Current	$—	$—
Long-term	671.2	781.4
Total long-term debt, net of debt issuance costs	$671.2	$781.4

Receivables Securitization Facility

As of December 31, 2018 and June 30, 2018, there were no outstanding borrowings under the receivables securitization facility. The Company had $250.0 million available under the receivables securitization facility based on the collateral available as of December 31, 2018.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Credit Agreement

As of December 31, 2018 and June 30, 2018, there were no borrowings outstanding under the Company's revolving credit facility and $1.8 million in letters of credit outstanding, in each case under the Company’s existing credit agreement (the “Credit Agreement”). As of December 31, 2018, the Company was in compliance with the covenants in its Credit Agreement and had $48.2 million available for revolver borrowings thereunder.

As of December 31, 2018, there were $796.6 million of Term Loans outstanding under the Credit Agreement. During the six months ended December 31, 2018, the Company made aggregate voluntary prepayments of $50.0 million on the term loan facility under the Credit Agreement, resulting in a $1.0 million loss on extinguishment of debt in the Company’s consolidated statements of operations associated with the write-off of debt issuance costs.

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

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of December 31, 2018 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$796.6	$—	$752.8	$—

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

Note 12.     Share-based Compensation

During the six months ended December 31, 2018, the Company granted 2,303,035 service-based non-qualified stock options that vest in four equal installments on each of the first four anniversaries of the grant date, all of which were issued pursuant to the Company's 2017 Long-Term Incentive Plan (the "2017 LTIP"). During the six months ended December 31, 2018, 75,000 service-based restricted stock units vested and there were 75,000 service-based restricted stock units unvested and outstanding as of December 31, 2018.

During the six months ended December 31, 2018, there were 81,707 service-based and rolled options exercised and 120,206 service-based and rolled options expired or forfeited. As of December 31, 2018, 7,476,386 service-based and rolled options were outstanding, of which 2,424,954 were vested.

During the six months ended December 31, 2018, there were 96,214 performance-based and market-based options forfeited. As of December 31, 2018, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 2,929,754 options outstanding were unvested.

As of December 31, 2018, there were 1,197,111 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On September 5, 2018, the Compensation Committee of the Board of Directors determined to increase the purchase price discount under the ESPP from 5% to 10%. The Company enacted this change for all ESPP offering periods beginning on or after October 1, 2018. On December 31, 2018, the Company held $0.9 million of contributions made by employees that were used to purchase 76,245 shares under the ESPP on January 2, 2019.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recorded in our operating expenses, as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
Selling expenses	$0.3	$0.5	$0.7	$1.1
General and administrative expenses	1.4	2.0	1.9	3.6
Total	$1.7	$2.5	$2.6	$4.7

As of December 31, 2018, there was $14.3 million of unrecognized share-based compensation expense, $14.0 million of which relates to service-based awards from the 2015 LTIP and 2017 LTIP grants and $0.3 million of which relates to the restricted stock unit grants.

Note 13.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
	(as adjusted)		(as adjusted)
Numerator:
Earnings	$99.4	$5.6	$119.2	$20.4
Denominator:
Weighted-average shares – basic	91,712,178	82,333,605	91,440,895	86,590,211
Effect of dilutive securities:
Share-based awards	4,966,637	3,459,430	5,063,312	3,584,722
Weighted-average shares – diluted	96,678,815	85,793,035	96,504,207	90,174,933
Earnings per share:
Basic	$1.08	$0.07	$1.30	$0.24
Diluted	$1.03	$0.07	$1.24	$0.23

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
Share-based awards excluded from EPS because of anti-dilution	1,949,689	5,065,775	1,949,689	5,065,775
Share-based awards excluded from EPS because performance or market condition had not been met	—	—	—	—
Total share-based awards excluded from EPS	1,949,689	5,065,775	1,949,689	5,065,775

Note 14.     Income Taxes

The Company recorded income tax expense of $2.5 million and $7.5 million for the three and six months ended December 31, 2018, respectively, compared to an income tax benefit of $89.1 million and $77.7 million for the three and six months ended December 31, 2017, respectively. The Company's effective tax rates for the three months ended December 31, 2018 and 2017 were 30.9% and (865.0)%, respectively, and 26.9% and (187.2)% for the six months ended December 31, 2018 and 2017, respectively. The Company’s effective tax rates for both periods differed from the U.S. federal statutory tax rate primarily due to the impact of state taxes, permanent differences, and the impact of favorable excess tax benefit deduction related to share-based compensation, as well as, the impact of the legislative tax changes described below.

The lower effective tax rate for the three and six months ended December 31, 2017 is primarily due to the impact of the revaluation of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 that was recorded on a provisional basis in the three and six months ended December 31, 2017. The TCJA, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%. As the Company has a June 30 fiscal year-end, the U.S. federal corporate tax rate for our fiscal year ended June 30, 2019 and 2018 were 21.0% and 28.1%, respectively.

The Company’s analysis for the accounting of all income tax effects of the TCJA has been completed and the financial statements for the three and six months ended December 31, 2018 include those effects, which were not material.

Note 15.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading global alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or our directors of $3.6 million and $0.3 million for the three months ended December 31, 2018 and 2017, respectively, and $4.4 million and $0.9 million for the six months ended December 31, 2018 and 2017, respectively. The outstanding receivables associated with parties affiliated with Apollo or our directors were $6.6 million and $1.7 million at December 31, 2018 and June 30, 2018, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended December 31, 2018 and 2017, respectively, and $0.2 million for both the six months ended December 31, 2018 and 2017, respectively.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Disaggregation of Revenue

We disaggregate our revenue in a number of different ways. The following table presents total revenue disaggregated into recurring and all other revenue (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
Recurring revenue	$38.7	$49.3	$73.1	$92.0
All other revenue	610.6	718.5	1,307.4	1,425.8
Total revenue	$649.3	$767.8	$1,380.5	$1,517.8

The following table presents revenue recognized at a point-in-time and revenue recognized over a period of time (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
Revenue recognized at a point-in-time	$520.0	$631.5	$1,122.1	$1,243.0
Revenue recognized over a period of time	129.3	136.3	258.4	274.8
Total revenue	$649.3	$767.8	$1,380.5	$1,517.8

The following table presents total revenue by solution area (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
	(as adjusted)		(as adjusted)
Cloud	$103.6	$120.2	$235.4	$230.7
Security	76.3	82.2	167.2	176.7
Digital Infrastructure	469.4	565.4	977.9	1,110.4
Total revenue	$649.3	$767.8	$1,380.5	$1,517.8

The type of solution sold by the Company to its customers is based upon internal classifications.

The following table presents total revenue by customer horizontal (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
Government	$79.0	$128.9	$187.3	$256.5
Large	127.5	148.6	223.9	274.9
Mid-market	442.8	490.3	969.3	986.4
Total revenue	$649.3	$767.8	$1,380.5	$1,517.8

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.2	$30.7	$—	$30.9
Accounts receivable, net	—	644.5	—	644.5
Unbilled accounts receivable, net	—	189.0	—	189.0
Financing receivables, current portion	—	93.0	—	93.0
Inventory	—	22.8	—	22.8
Prepaid expenses and other current assets	5.7	96.1	(0.5)	101.3
Total current assets	5.9	1,076.1	(0.5)	1,081.5
Property and equipment, net	—	37.1	—	37.1
Deferred tax asset	1.4	—	(1.4)	—
Financing receivables, less current portion	—	143.4	—	143.4
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	662.6	—	662.6
Other assets	617.8	65.1	(617.8)	65.1
Total assets	$625.1	$2,788.0	$(619.7)	$2,793.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$476.6	$—	476.6
Accounts payable – floor plan	—	195.9	—	195.9
Accrued expenses and other current liabilities	3.4	273.7	(0.5)	276.6
Discounted financing receivables, current portion	—	87.8	—	87.8
Total current liabilities	3.4	1,034.0	(0.5)	1,036.9
Long-term debt, net of debt issuance costs and current maturities	—	781.4	—	781.4
Discounted financing receivables, less current portion	—	127.8	—	127.8
Deferred income tax liabilities	—	178.9	(1.4)	177.5
Other liabilities	—	48.1	—	48.1
Total liabilities	3.4	2,170.2	(1.9)	2,171.7
Total stockholders’ equity	621.7	617.8	(617.8)	621.7
Total liabilities and stockholders’ equity	$625.1	$2,788.0	$(619.7)	$2,793.4

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended December 31, 2017
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$649.3	$—	$649.3
Total cost of revenue	—	511.7	—	511.7
Gross margin	—	137.6	—	137.6
Operating expenses
Selling, general and administrative, and transaction costs	1.0	91.9	—	92.9
Depreciation and amortization	—	21.1	—	21.1
Total operating expenses	1.0	113.0	—	114.0
Operating income (loss)	(1.0)	24.6	—	23.6
Interest and other (income) expense
Interest expense	—	12.7	—	12.7
Loss on extinguishment of debt	—	0.7	—	0.7
Other income, net	(101.0)	(0.1)	101.0	(0.1)
Total interest and other (income) expense	(101.0)	13.3	101.0	13.3
Income before income taxes	100.0	11.3	(101.0)	10.3
Income tax expense (benefit)	0.6	(89.7)	—	(89.1)
Net income	$99.4	$101.0	$(101.0)	$99.4

Condensed Consolidating Statement of Operations
Three months ended December 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$767.8	$—	$767.8
Total cost of revenue	—	613.2	—	613.2
Gross margin	—	154.6	—	154.6
Operating expenses
Selling, general and administrative, and transaction costs	0.2	111.4	—	111.6
Depreciation and amortization	—	21.5	—	21.5
Total operating expenses	0.2	132.9	—	133.1
Operating income (loss)	(0.2)	21.7	—	21.5
Interest and other (income) expense
Interest expense	—	13.1	—	13.1
Loss on extinguishment of debt	—	0.5	—	0.5
Other income, net	(5.7)	(0.2)	5.7	(0.2)
Total interest and other (income) expense	(5.7)	13.4	5.7	13.4
Income before income taxes	5.5	8.3	(5.7)	8.1
Income tax expense (benefit)	(0.1)	2.6	—	2.5
Net income	$5.6	$5.7	$(5.7)	$5.6

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Six months ended December 31, 2017
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$1,380.5	$—	$1,380.5
Total cost of revenue	—	1,086.6	—	1,086.6
Gross margin	—	293.9	—	293.9
Operating expenses
Selling, general and administrative, and transaction costs	1.1	183.1	—	184.2
Depreciation and amortization	—	41.7	—	41.7
Total operating expenses	1.1	224.8	—	225.9
Operating income (loss)	(1.1)	69.1	—	68.0
Interest and other (income) expense
Interest expense	—	25.2	—	25.2
Loss on extinguishment of debt	—	1.4	—	1.4
Other income, net	(120.9)	(0.1)	120.9	(0.1)
Total interest and other (income) expense	(120.9)	26.5	120.9	26.5
Income before income taxes	119.8	42.6	(120.9)	41.5
Income tax expense (benefit)	0.6	(78.3)	—	(77.7)
Net income	$119.2	$120.9	$(120.9)	$119.2

Condensed Consolidating Statement of Operations
Six months ended December 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$1,517.8	$—	$1,517.8
Total cost of revenue	—	1,204.1	—	1,204.1
Gross margin	—	313.7	—	313.7
Operating expenses
Selling, general and administrative, and transaction costs	1.5	216.2	—	217.7
Depreciation and amortization	—	43.0	—	43.0
Total operating expenses	1.5	259.2	—	260.7
Operating income (loss)	(1.5)	54.5	—	53.0
Interest and other (income) expense
Interest expense	—	24.3	—	24.3
Loss on extinguishment of debt	—	1.0	—	1.0
Other income, net	(21.5)	(0.2)	21.5	(0.2)
Total interest and other (income) expense	(21.5)	25.1	21.5	25.1
Income before income taxes	20.0	29.4	(21.5)	27.9
Income tax expense (benefit)	(0.4)	7.9	—	7.5
Net income	$20.4	$21.5	$(21.5)	$20.4

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended December 31, 2017
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities)	$(2.0)	$126.6	$—	$124.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)	—	(9.5)
Proceeds from collection of escrow related to acquisition of business	—	0.2	—	0.2
Additions of equipment under sales-type and direct financing leases	—	(49.7)	—	(49.7)
Proceeds from collection of financing receivables	—	2.2	—	2.2
Additions to equipment under operating leases	—	(1.2)	—	(1.2)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(7.2)	—	(7.2)
Net cash used in investing activities	—	(64.5)	—	(64.5)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	2.3	2.2	—	4.5
Proceeds from the discounting of financing receivables	—	47.0	—	47.0
Retirements of discounted financing receivables	—	(2.5)	—	(2.5)
Deferred financing cost on receivables securitization facility	—	(0.6)	—	(0.6)
Repayments of term loans	—	(50.0)	—	(50.0)
Net change in accounts payable — floor plan	—	(65.3)	—	(65.3)
Net cash provided by (used in) financing activities	2.3	(69.2)	—	(66.9)
Net increase (decrease) in cash and cash equivalents	0.3	(7.1)	—	(6.8)
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$1.0	$19.7	$—	$20.7

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended December 31, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities)	$(1.4)	$77.4	$—	$76.0
Cash flows from investing activities:
Return of capital from subsidiary	158.6	—	(158.6)	—
Dividends received	3.3	—	(3.3)	—
Additions to equipment under operating leases	—	(0.1)	—	(0.1)
Proceeds from disposition of equipment under operating leases	—	0.1	—	0.1
Additions of equipment under sales-type and direct financing leases	—	(82.9)	—	(82.9)
Proceeds from collection of financing receivables	—	2.7	—	2.7
Purchases of property and equipment	—	(8.3)	—	(8.3)
Net cash provided by (used in) investing activities)	161.9	(88.5)	(161.9)	(88.5)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	1.5	—	—	1.5
Common stock repurchased	(158.6)	—	—	(158.6)
Return of capital to parent	—	(158.6)	158.6	—
Dividends paid	(3.3)	(3.3)	3.3	(3.3)
Proceeds from the discounting of financing receivables	—	91.1	—	91.1
Retirements of discounted financing receivables	—	(17.4)	—	(17.4)
Deferred financing costs	—	(0.3)	—	(0.3)
Borrowings on term loans, net of original issue discount	—	158.1	—	158.1
Repayments of term loans	—	(50.0)	—	(50.0)
Net change in accounts payable — floor plan	—	(14.7)	—	(14.7)
Net cash provided by (used in) financing activities	(160.4)	4.9	161.9	6.4
Net increase (decrease) in cash and cash equivalents	0.1	(6.2)	—	(6.1)
Cash and cash equivalents:
Beginning of the period	0.1	36.9	—	37.0
End of the period	$0.2	$30.7	$—	$30.9

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and elsewhere in this quarterly report. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions;

•	a reduced demand for our information technology solutions;

•	a decrease in spending on technology products by our federal and local government clients;

•	the availability of products from vendor partners and maintenance of vendor relationships;

•	the role of rapid innovation and the introduction of new products in our industry;

•	our ability to compete effectively in a competitive industry;

•	the termination of our client contracts;

•	the failure to effectively develop, maintain and operate our information technology systems;

•	our inability to adequately maintain the security of our information technology systems and clients’ confidential information;

•	unsuccessful investments in new services and technologies;

•	the costs of litigation and losses if we infringe on the intellectual property rights of third parties;

•	inaccurate estimates of pricing terms with our clients;

•	failure to comply with the terms of our public sector contracts;

•	any failures by third-party contractors upon whom we rely to provide our services;

•	any failures by third-party commercial delivery services;

•	our inability to retain or hire skilled technology professionals and key personnel;

•	the disruption to our supply chain if suppliers fail to provide products;

•	the risks associated with accounts receivables and inventory exposure;

•	the failure to realize the entire investment in leased equipment;

•	our inability to realize the full amount of our backlog;

•	the failure to achieve the expectations we have for our acquisitions;

•	fluctuations in our operating results;

•	potential litigation and claims;

•	changes in accounting rules, tax legislation and other legislation;

•	the potential impact on our suppliers of possible new taxes on imports and new tariffs and trade restrictions and changes in tariff rates and trade restrictions;

•	increased costs of labor and benefits;

•	our inability to focus our resources, maintain our business structure and manage costs effectively;

•	the failure to deliver technical support services of sufficient quality;

•	the failure to meet our growth objectives and strategies;

•	ineffectiveness of our internal controls;

•	the risks pertaining to our substantial level of indebtedness;

•	the ability to manage cybersecurity risks; and

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
We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
	(as adjusted)		(as adjusted)
Total revenue	$649.3	$767.8	$1,380.5	$1,517.8
Gross margin	137.6	154.6	293.9	313.7
Net income	99.4	5.6	119.2	20.4
Adjusted EBITDA	49.7	57.8	117.4	120.4
Adjusted EBITDA margin	7.7%	7.5%	8.5%	7.9%
Adjusted Net Income	$28.5	$33.1	$63.4	$71.0

Adjusted EBITDA – Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by our management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense, as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs and other non-recurring costs. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to total revenue.

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
	(as adjusted)		(as adjusted)
Adjusted EBITDA reconciliation:
Net income	$99.4	$5.6	$119.2	$20.4
Total depreciation and amortization(1)	22.6	22.6	44.6	45.3
Interest and other (income) expense	13.3	13.4	26.5	25.1
Income tax expense	(89.1)	2.5	(77.7)	7.5
EBITDA	46.2	44.1	112.6	98.3
Adjustments:
Share-based compensation expense	1.8	2.5	2.6	4.7
Purchase accounting adjustments(2)	—	—	0.1	0.1
Transaction costs(3)	1.7	9.0	2.1	14.4
Other costs(4)	—	2.2	—	2.9
Total adjustments	3.5	13.7	4.8	22.1
Adjusted EBITDA	$49.7	$57.8	$117.4	$120.4

(1)
“Total depreciation and amortization” equals the sum of (i) depreciation and amortization included within total operating expenses and (ii) depreciation and amortization recorded as part of cost of revenue within our consolidated financial statements.

(2)	“Purchase accounting adjustments” include charges associated with noncash adjustments to acquired assets and liabilities in connection with purchase accounting for acquisitions.

(3)
“Transaction costs” (i) of $1.7 million for the three months ended December 31, 2017 includes acquisition-related expenses of $0.7 million related to stay and retention bonuses and $1.0 million related to transaction-related advisory and diligence fees; (ii) of $9.0 million for the three months ended December 31, 2018 includes acquisition-related expenses of $8.9 million related to stay, retention and earnout bonuses and $0.1 million related to transaction-related advisory and diligence fees; (iii) of $2.1 million for the six months ended December 31, 2017 includes acquisition-related expenses of $1.0 million related to stay and retention bonuses, $1.0 million related to transaction-related advisory and diligence fees and $0.1 million related to transaction-related legal, accounting and tax fees; and (iv) of $14.4 million for the six months ended December 31, 2018 includes acquisition-related expenses of $13.1 million related to stay, retention and earnout bonuses, $1.2 million related to transaction-related advisory and diligence fees and $0.1 million related to transaction-related legal, accounting and tax fees.

(4)
“Other costs” (i) of $2.2 million for the three months ended December 31, 2018 includes $1.6 million related to a one-time inventory write-off and $0.6 million related to non-recurring cost-optimization expenses, and (iv) of $2.9 million for the six months ended December 31, 2018 includes $1.6 million related to a one-time inventory write-off and $1.3 million of costs related to non-recurring cost-optimization expenses.

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
The reconciliation of Adjusted Net Income from Net Income for each of the periods presented is as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2017	2018	2017	2018
	(as adjusted)		(as adjusted)
Adjusted Net Income reconciliation:
Net income	$99.4	$5.6	$119.2	$20.4
Adjustments:
Amortization of intangible assets	18.8	18.8	37.2	37.7
Amortization of debt issuance costs	1.3	0.9	2.6	1.8
Loss on extinguishment of debt	0.7	0.5	1.4	1.0
Share-based compensation expense	1.8	2.5	2.6	4.7
Purchase accounting adjustments	—	—	0.1	0.1
Transaction costs	1.7	9.0	2.1	14.4
Other costs	—	2.2	—	2.9
Revaluation of federal deferred taxes	(89.2)	—	(89.2)	—
Income tax impact of adjustments(1)	(6.0)	(6.4)	(12.6)	(12.0)
Total adjustments	(70.9)	27.5	(55.8)	50.6
Adjusted Net Income	$28.5	$33.1	$63.4	$71.0

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

Results of Operations - Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Revenue
Product	$525.0	$647.2	$122.2	23.3%
Service	124.3	120.6	(3.7)	(3.0)%
Total revenue	649.3	767.8	118.5	18.3%
Cost of revenue
Product	416.3	517.1	100.8	24.2%
Service	95.4	96.1	0.7	0.7%
Total cost of revenue	511.7	613.2	101.5	19.8%
Gross margin	137.6	154.6	17.0	12.4%
Product gross margin	108.7	130.1	21.4	19.7%
Service gross margin	28.9	24.5	(4.4)	(15.2)%
Product gross margin %	20.7%	20.1%		(0.6)%
Service gross margin %	23.3%	20.3%		(3.0)%
Total gross margin %	21.2%	20.1%		(1.1)%
Operating expenses
Selling expenses	65.2	75.2	10.0	15.3%
General and administrative expenses	26.0	27.4	1.4	5.4%
Transaction costs	1.7	9.0	7.3	n.m.
Depreciation and amortization	21.1	21.5	0.4	1.9%
Total operating expenses	114.0	133.1	19.1	16.8%
Selling, general and administrative expenses % of total revenue	14.0%	13.4%		(0.6)%
Operating income	23.6	21.5	(2.1)	(8.9)%
Interest and other (income) expense
Interest expense	12.7	13.1	0.4	3.1%
Loss on extinguishment of debt	0.7	0.5	(0.2)	(28.6)%
Other (income) expense, net	(0.1)	(0.2)	(0.1)	100.0%
Total interest and other (income) expense	13.3	13.4	0.1	0.8%
Income before income taxes	10.3	8.1	(2.2)	(21.4)%
Income tax expense (benefit)	(89.1)	2.5	91.6	(102.8)%
Net income	$99.4	$5.6	$(93.8)	(94.4)%
Adjusted EBITDA	$49.7	$57.8	$8.1	16.3%
Adjusted Net Income	$28.5	$33.1	$4.6	16.1%

Revenue

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Revenue
Product	$525.0	$647.2	$122.2	23.3%
Service	124.3	120.6	(3.7)	(3.0)%
Total revenue	$649.3	$767.8	$118.5	18.3%
Total revenue increased $118.5 million, or 18.3%, to $767.8 million for the three months ended December 31, 2018, compared to total revenue of $649.3 million for the three months ended December 31, 2017. We experienced growth in all of our solutions areas led by strong Digital Infrastructure solution sales and all of our client segments led by 63% growth in government clients. Recurring revenue was up 27.4% over the prior year driven by our public cloud offerings. We continued to experience accelerating growth in our backlog orders believed to be firm, which totaled $724 million as of December 31, 2018 and increased 23% compared to the prior year period. We saw our backlog of contracted recurring revenue grow 86% over the prior year period.
Revenue from sales of product increased $122.2 million, or 23.3%, to $647.2 million for the three months ended December 31, 2018, compared to product revenue of $525.0 million for the three months ended December 31, 2017. The increase in product revenue was driven by growth in networking infrastructure, public cloud offerings, and collaboration technologies.
Revenue from sales of services decreased $3.7 million, or 3.0%, to $120.6 million for the three months ended December 31, 2018, compared to service revenue of $124.3 million for the three months ended December 31, 2017. The decrease in service revenue was driven by lower revenue recognition on hours worked in the period associated with the lengthening of client engagements. Accordingly, the lower revenue recognized, as well as, accelerated delivery in product for the period has led to strong growth in services backlog of 9% over the prior year.

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Revenue by solution area
Cloud	$103.6	$120.2	$16.6	16.0%
Security	76.3	82.2	5.9	7.7%
Digital Infrastructure	469.4	565.4	96.0	20.5%
Total revenue	$649.3	$767.8	$118.5	18.3%

Cloud revenue increased $16.6 million, or 16.0%, to $120.2 million in the three months ended December 31, 2018, compared to $103.6 million for the three months ended December 31, 2017, driven by increased interest in our multi-cloud offerings led by public cloud, driving a shift of cloud revenue from a point in time model to a recurring model. We also see growth in our hyperconverged offerings as clients look to move to a multi-cloud model leveraging both on-prem and hyperscalers offerings. The growth in Cloud revenue occurred with our middle-market clients, driven by information technology, and media and entertainment sectors. We also experienced growth with our government clients including both state and local, and federal sectors.
Security revenue increased $5.9 million, or 7.7%, to $82.2 million in the three months ended December 31, 2018, compared to $76.3 million in the three months ended December 31, 2017, driven by the increase in managed security services especially around security incident & event management along with security architecture and technology solutions. Our customers are increasingly turning to Presidio to help navigate the complex world of security and the increasing number of vendors. During the quarter, we experienced strong demand for Security solutions from middle-market and government clients. In the middle-market growth was driven by healthcare and information technology customers. In the government sector, state and local clients drove the demand.

Digital Infrastructure revenue increased $96.0 million, or 20.5%, to $565.4 million in the three months ended December 31, 2018 compared to $469.4 million in the three months ended December 31, 2017, as we continue to see increased traction for next generation software defined infrastructure with automation and analytics leading to greater client demand for network upgrades. Software defined infrastructure is led by our customers move to both increasing adoption of software defined networking ("SDN") technologies in the local network and also using software defined wide area network ("SDWAN") for their remote offices. The increase was led by infrastructure sales across all of our market segments with strong growth led by government clients. In the government sector, growth in the quarter was driven by state and local government clients, as well as federal clients. In the large client market, growth was driven by financial services and energy and utilities; while in the middle-market we saw robust growth with healthcare clients.

Gross Margin

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Gross margin
Product gross margin	$108.7	$130.1	$21.4	19.7%
Service gross margin	28.9	24.5	(4.4)	(15.2)%
Gross margin	$137.6	$154.6	$17.0	12.4%
Product gross margin %	20.7%	20.1%		(0.6)%
Service gross margin %	23.3%	20.3%		(3.0)%
Total gross margin %	21.2%	20.1%		(1.1)%
Total gross margin increased $17.0 million, or 12.4%, to $154.6 million for the three months ended December 31, 2018, as compared to $137.6 million for the three months ended December 31, 2017, due to the 18.3% increase in total revenue, partially offset by a decline in both service and product margins. As a percentage of total revenue, total gross margin decreased 110 basis points to 20.1% for the three months ended December 31, 2018, down from 21.2% of revenue for the three months ended December 31, 2017.
Product gross margin increased $21.4 million, or 19.7%, to $130.1 million for the three months ended December 31, 2018, as compared to $108.7 million for the three months ended December 31, 2017. Product gross margin as a percentage of product revenue was 20.1% for the three months ended December 31, 2018, down 60 basis points compared to the prior year period. During the period, we recorded a $1.6 million one-time inventory write-off associated with product determined to be end of life, this negatively impacted product margins by approximately 25 basis points. In addition, the strong growth in Digital Infrastructure solutions with a lower margin profile contributed to the decline in product margins.
Service gross margin decreased $4.4 million, or 15.2%, to $24.5 million for the three months ended December 31, 2018, as compared to $28.9 million for the three months ended December 31, 2017. Services gross margin as a percentage of revenue was 20.3% for the three months ended December 31, 2018, a decrease of 300 basis points from 23.3% for the three months ended December 31, 2017. The primary driver of the decline in total service margins was lower revenue recognition compounded by high inflationary costs of attracting and retaining our engineering talent.
Operating Expenses

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Operating expenses
Selling expenses	$65.2	$75.2	$10.0	15.3%
General and administrative expenses	26.0	27.4	1.4	5.4%
Selling, general and administrative expenses	91.2	102.6	11.4	12.5%
Transaction costs	1.7	9.0	7.3	n.m.
Depreciation and amortization	21.1	21.5	0.4	1.9%
Total operating expenses	$114.0	$133.1	$19.1	16.8%
Selling, general and administrative expenses % of total revenue	14.0%	13.4%		(0.6)%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $11.4 million, or 12.5%, to $102.6 million during the three months ended December 31, 2018, as compared to $91.2 million for the three months ended December 31, 2017. The overall increase in SG&A was primarily related to increased commissions driven by the 12.4% growth in gross margin, an investment in sales personnel paid for through the benefit of tax reform, the additional SG&A related to acquisitions completed during the fiscal year ended June 30, 2018, and an increase in share-based compensation. For the quarter, SG&A as a percentage of revenue decreased 60 basis points from 14.0%

of revenue for the three months ended December 31, 2017 to 13.4% for three months ended December 31, 2018, as a result of the strong 18.3% revenue growth.

Transaction costs increased $7.3 million to $9.0 million in the three months ended December 31, 2018 due to higher expenses related to certain stay, retention and earnout bonuses associated with the performance of businesses acquired during the fiscal year ended June 30, 2018.
Interest and Other (Income) Expense

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
Interest and other (income) expense
Interest expense	$12.7	$13.1	$0.4	3.1%
Loss on extinguishment of debt	0.7	0.5	(0.2)	(28.6)%
Other (income) expense, net	(0.1)	(0.2)	(0.1)	100.0%
Total interest and other (income) expense	$13.3	$13.4	$0.1	0.8%
Interest and other (income) expense increased $0.1 million, or 0.8%, to $13.4 million for the three months ended December 31, 2018, from $13.3 million in the three months ended December 31, 2017 due to lower interest expense resulting from lower interest rates on outstanding debt offset by higher debt balances outstanding.
Income Tax Expense

	Three months ended December 31,		Change
(in millions)	2017	2018	$	%
	(as adjusted)
Income before income taxes	$10.3	$8.1	$(2.2)	(21.4)%
Income tax expense (benefit)	(89.1)	2.5	91.6	(102.8)%
Net income	$99.4	$5.6	$(93.8)	(94.4)%
The income tax expense was $2.5 million in the three months ended December 31, 2018, compared to an income tax benefit of $89.1 million in the three months ended December 31, 2017. The effective tax rate was 30.9% in the three months ended December 31, 2018 compared to (865.0%) in the three months ended December 31, 2017. The effective tax rate for the three months ended December 31, 2018 is driven by the reduction of the U.S. federal corporate income tax rate from 35% to 21%, as prescribed in the enacted tax legislation of TCJA on December 22, 2017. The effective tax rate for the three months ended December 31, 2017 included $89 million benefit associated with the revaluation of deferred income assets and liabilities as a result of the TCJA. The TCJA tax legislation change was provisionally recorded in the period ended December 31, 2017.
Adjusted EBITDA
Adjusted EBITDA increased $8.1 million, or 16.3%, to $57.8 million for the three months ended December 31, 2018, from $49.7 million for the three months ended December 31, 2017, driven by strong revenue growth that were slightly offset by contracting gross margins. Adjusted EBITDA margin was 7.5% for the three months ended December 31, 2018 compared to 7.7% for the three months ended December 31, 2017.
Adjusted Net Income
Adjusted Net Income increased $4.6 million, or 16.1%, to $33.1 million for the three months ended December 31, 2018, from $28.5 million in the three months ended December 31, 2017, in line with adjusted EBITDA growth for the period.

Results of Operations - Six Months Ended December 31, 2018 compared to the Six Months Ended December 31, 2017

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%

Revenue
Product	$1,129.7	$1,266.9	$137.2	12.1%
Service	250.8	250.9	0.1	—%
Total revenue	1,380.5	1,517.8	137.3	9.9%
Cost of revenue
Product	890.5	1,002.7	112.2	12.6%
Service	196.1	201.4	5.3	2.7%
Total cost of revenue	1,086.6	1,204.1	117.5	10.8%
Gross margin	293.9	313.7	19.8	6.7%
Product gross margin	239.2	264.2	25.0	10.5%
Service gross margin	54.7	49.5	(5.2)	(9.5)%
Product gross margin %	21.2%	20.9%		(0.3)%
Service gross margin %	21.8%	19.7%		(2.1)%
Total gross margin %	21.3%	20.7%		(0.6)%
Operating expenses
Selling expenses	130.4	146.1	15.7	12.0%
General and administrative expenses	51.7	57.2	5.5	10.6%
Transaction costs	2.1	14.4	12.3	585.7%
Depreciation and amortization	41.7	43.0	1.3	3.1%
Total operating expenses	225.9	260.7	34.8	15.4%
Selling, general and administrative expenses % of total revenue	13.2%	13.4%		0.2%
Operating income	68.0	53.0	(15.0)	(22.1)%
Interest and other (income) expense
Interest expense	25.2	24.3	(0.9)	(3.6)%
Loss on extinguishment of debt	1.4	1.0	(0.4)	(28.6)%
Other (income) expense, net	(0.1)	(0.2)	(0.1)	100.0%
Total interest and other (income) expense	26.5	25.1	(1.4)	(5.3)%
Income before income taxes	41.5	27.9	(13.6)	(32.8)%
Income tax expense (benefit)	(77.7)	7.5	85.2	(109.7)%
Net income	$119.2	$20.4	$(98.8)	(82.9)%
Adjusted EBITDA	$117.4	$120.4	$3.0	2.6%
Adjusted Net Income	$63.4	$71.0	$7.6	12.0%

Revenue

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%

Revenue
Product	$1,129.7	$1,266.9	$137.2	12.1%
Service	250.8	250.9	0.1	—%
Total revenue	$1,380.5	$1,517.8	$137.3	9.9%
Total revenue increased $137.3 million, or 9.9%, to $1,517.8 million for the six months ended December 31, 2018, compared to total revenue of $1,380.5 million for the six months ended December 31, 2017. Revenue growth was driven by growth in product primarily associated with Digital Infrastructure and Security solutions. We experienced overall growth with government clients, however sales to the federal government declined as compared to the prior year period. In addition, our backlog believed to be firm increased 23% compared to the prior year.
Revenue from sales of product increased $137.2 million, or 12.1%, to $1,266.9 million for the six months ended December 31, 2018, compared to product revenue of $1,129.7 million for the six months ended December 31, 2017. The increase in product revenue was driven by growth in networking infrastructure, public cloud offerings, and security products.
Revenue from sales of services increased $0.1 million to $250.9 million for the six months ended December 31, 2018, compared to service revenue of $250.8 million for the six months ended December 31, 2017. Services revenue growth was not as strong as the growth in product revenue due to lengthening of our client engagements. However, we did see strong activity with clients as services revenue backlog grew 9% compared to the prior year.

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%

Revenue by solution area
Cloud	$235.4	$230.7	$(4.7)	(2.0)%
Security	167.2	176.7	9.5	5.7%
Digital Infrastructure	977.9	1,110.4	132.5	13.5%
Total revenue	$1,380.5	$1,517.8	$137.3	9.9%

Cloud revenue decreased $4.7 million, or 2.0%, to $230.7 million in the six months ended December 31, 2018, compared to $235.4 million for the six months ended December 31, 2017, driven by increased interest in our multi-cloud offerings led by public cloud, driving a shift of cloud revenue from a point in time model to a recurring model. We also see growth in our hyperconverged offerings as clients look to move to a multi-cloud model leveraging both on-prem and hyperscalers offerings. Despite our strong performance in the second quarter, the six months ended December 31, 2018 declined as we lapped a very strong first quarter fiscal 2018 where we achieved 29% growth driven by a number of large non-recurring data center modernization projects.
Security revenue increased $9.5 million, or 5.7%, to $176.7 million in the six months ended December 31, 2018, compared to $167.2 million in the six months ended December 31, 2017, driven by increase in Managed Security Services especially around Security Incident & Event Management along with Security Architecture and Technology solutions. Our customers are increasingly turning to Presidio to help navigate the complex world of security and the increasing number of vendors. We experienced strong demand for Security solutions from middle-market and government clients. In the middle-market growth was driven by healthcare and information technology clients. In the government sector, non-profit financial services and state and local clients drove the demand.

Digital Infrastructure revenue increased $132.5 million, or 13.5%, to $1,110.4 million in the six months ended December 31, 2018 compared to $977.9 million in the six months ended December 31, 2017, as we continue to see increased traction for next generation software defined infrastructure which included greater adoption of SDWAN and SDN technologies. The increase was led by infrastructure sales across all of our market sectors, led by government clients. In the government sector, state and local government clients drove the increase, which included a number of large projects. In the large client market, growth was driven by financial services and manufacturing and transportation; while in the middle-market, healthcare clients led the growth.

Gross Margin

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%

Gross margin
Product gross margin	$239.2	$264.2	$25.0	10.5%
Service gross margin	54.7	49.5	(5.2)	(9.5)%
Gross margin	$293.9	$313.7	$19.8	6.7%
Product gross margin %	21.2%	20.9%		(0.3)%
Service gross margin %	21.8%	19.7%		(2.1)%
Total gross margin %	21.3%	20.7%		(0.6)%
Total gross margin increased $19.8 million, or 6.7%, to $313.7 million for the six months ended December 31, 2018, as compared to $293.9 million for the six months ended December 31, 2017, due to the 9.9% increase in total revenue, partially offset by a decline in both product and service margins. As a percentage of total revenue, total gross margin decreased 60 basis points to 20.7% for the six months ended December 31, 2018, down from 21.3% of revenue for the six months ended December 31, 2017.
Product gross margin increased $25.0 million or 10.5%, to $264.2 million for the six months ended December 31, 2018, as compared to $239.2 million for the six months ended December 31, 2017. Product gross margin as a percentage of product revenue was 20.9% for the six months ended December 31, 2018, down from 21.2% of revenue for the six months ended December 31, 2017. The decline in product margin was driven by strong growth in infrastructure solution sales which outpaced both cloud and security sales, and had lower margin product profiles driven by networking hardware.
Service gross margin decreased $5.2 million, or 9.5%, to $49.5 million for the six months ended December 31, 2018, as compared to $54.7 million for the six months ended December 31, 2017. Services gross margin as a percentage of revenue was 19.7% for the six months ended December 31, 2018, a decrease of 210 basis points from 21.8% for the six months ended December 31, 2017. The decline in total service margins was the result of a combination of lengthening of client projects and high inflationary costs of attracting and retaining our engineering talent.
Operating Expenses

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%

Operating expenses
Selling expenses	$130.4	$146.1	$15.7	12.0%
General and administrative expenses	51.7	57.2	5.5	10.6%
Selling, general and administrative expenses	182.1	203.3	21.2	11.6%
Transaction costs	2.1	14.4	12.3	585.7%
Depreciation and amortization	41.7	43.0	1.3	3.1%
Total operating expenses	$225.9	$260.7	$34.8	15.4%
Selling, general and administrative expenses % of total revenue	13.2%	13.4%		0.2%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $21.2 million, or 11.6%, to $203.3 million during the six months ended December 31, 2018, as compared to $182.1 million for the six months ended December 31, 2017. The overall increase in SG&A was primarily related to an investment in sales and administrative personnel paid for through the benefit of tax reform, increased incentive compensation driven by the 6.7% growth in gross margin, the additional SG&A related to acquisitions completed during the fiscal year ended June 30, 2018, and an increase in share-based compensation. SG&A as a percentage of revenue increased 20 basis points from 13.2% of revenue for the six months ended December 31, 2017 to 13.4% for six months ended December 31, 2018.

Transaction costs increased $12.3 million to $14.4 million in the six months ended December 31, 2018 primarily due to higher expenses related to certain stay, retention and earnout bonuses associated with the performance of businesses acquired during the fiscal year ended June 30, 2018.
Interest and Other (Income) Expense

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%
Interest and other (income) expense
Interest expense	$25.2	$24.3	$(0.9)	(3.6)%
Loss on extinguishment of debt	1.4	1.0	(0.4)	(28.6)%
Other (income) expense, net	(0.1)	(0.2)	(0.1)	100.0%
Total interest and other (income) expense	$26.5	$25.1	$(1.4)	(5.3)%
Interest and other (income) expense decreased $1.4 million, or 5.3%, to $25.1 million for the six months ended December 31, 2018, from $26.5 million in the six months ended December 31, 2017 due to lower interest expense resulting from lower interest rates on outstanding debt offset by higher debt balances outstanding. The $0.9 million decline in interest expense for the six months ended December 31, 2018 primarily resulted from $3.3 million of lower interest expense associated with the $125.0 million redemption of the Company's 10.25% Senior Notes as part of the January 2018 refinancing transactions, offset by higher outstanding balances of term debt associated with both the January 2018 refinancing and additional borrowings of $160 million in September 2018 used to complete the share repurchase.
Income Tax Expense

	Six months ended December 31,		Change
(in millions)	2017	2018	$	%

Income before income taxes	$41.5	$27.9	$(13.6)	(32.8)%
Income tax expense (benefit)	(77.7)	7.5	85.2	(109.7)%
Net income	$119.2	$20.4	$(98.8)	(82.9)%
Income tax expense was $7.5 million in the six months ended December 31, 2018, compared to an income tax benefit of $77.7 million in the six months ended December 31, 2017. The effective tax rate was 26.9% in the six months ended December 31, 2018, compared to (187.2)% in the six months ended December 31, 2017. The change in the effective tax rate is primarily due to the $89 million revaluation of deferred income tax assets and liabilities that was recorded on a provisional basis in the six months ended December 31, 2017. In addition, the six months ended December 31, 2017 included the reduction of the U.S. federal corporate income tax rate from 35% to 28.1% for the six months ended December 31, 2017. The U.S. federal corporate income tax rate further declined to 21% for the six months ended December 31, 2018, as prescribed in the enacted tax legislation of TCJA.
Adjusted EBITDA
Adjusted EBITDA increased $3.0 million, or 2.6%, to $120.4 million for the six months ended December 31, 2018, from $117.4 million for the six months ended December 31, 2017, driven by the higher gross margin partially offset by the increase in SG&A excluding share-based compensation expense, attributable to higher personnel costs largely attributable to acquisitions completed during the fiscal year ended June 30, 2018. Adjusted EBITDA margin was 7.9% for the six months ended December 31, 2018 compared to 8.5% for the six months ended December 31, 2017.
Adjusted Net Income
Adjusted Net Income increased $7.6 million, or 12.0%, to $71.0 million for the six months ended December 31, 2018, from $63.4 million in the six months ended December 31, 2017 due to the increase in Adjusted EBITDA, as well as the favorable impact of tax reform and lower interest expense in the six months ended December 31, 2018.

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
Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Six months ended December 31,
	2017	2018
Net cash provided by (used in)
Operating activities	$124.6	$76.0
Investing activities	(64.5)	(88.5)
Net change in accounts payable — floor plan	(65.3)	(14.7)
Other financing activities	(1.6)	21.1
Financing activities	(66.9)	6.4
Net decrease in cash and cash equivalents	$(6.8)	$(6.1)
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
Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Six months ended December 31,
	2017	2018
Impact of tax deductible goodwill and intangible assets	$5.1	$4.5
Six months ended December 31, 2018: Net cash provided by operating activities for the six months ended December 31, 2018 was $76.0 million. This was primarily attributed to net income of $20.4 million adjusted for: $37.7 million of intangible amortization expense, $7.6 million of total property and equipment depreciation expense, $4.7 million of share-based compensation expense, $1.8 million of amortization of debt issuance costs, $1.0 million of losses on extinguishment of debt, mostly offset by a $8.6 million decrease in our working capital components. The net decrease in our working capital components was primarily driven by an increase in cash disbursements for accounts payable — trade, public cloud resale and managed services investments, and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.

Six months ended December 31, 2017: Net cash provided by operating activities for the six months ended December 31, 2017 was $124.6 million. This was primarily attributed to net income of $119.2 million adjusted for: $37.2 million of intangible amortization expense, $7.4 million for total property and equipment depreciation expense, $2.6 million of amortization of debt issuance costs, $1.4 million of losses on extinguishment of debt, $2.6 million of share-based compensation, and a $44.1 million decrease in our working capital components, partially offset by a $88.7 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in cash disbursements for accounts payable - trade partially offset by an increase in cash disbursements for accrued expenses and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.
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
Six months ended December 31, 2018: Net cash used in investing activities for the six months ended December 31, 2018 was $88.5 million, primarily related to investments in equipment under sales-type leases with customers of $82.9 million, and the purchase of property and equipment of $8.3 million.
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
Six months ended December 31, 2018: Net cash provided by financing activities for the six months ended December 31, 2018 was $6.4 million, comprised of the $14.7 million decrease in accounts payable — floor plan more than offset by $21.1 million of cash inflows for other financing activities. The $21.1 million of cash inflows in other financing activities was primarily the result of $91.1 million in proceeds from discounting financing receivables, mostly offset by $50.0 million in repayments on term loans, $17.4 million of retirements of discounted financing receivables and $3.3 million of dividends paid. The Company received $158.1 million in proceeds from the issuance of incremental term loans in the period that were used to fund a share repurchase of $158.6 million.
Six months ended December 31, 2017: Net cash used in financing activities for the six months ended December 31, 2017 was $66.9 million, comprised of a $65.3 million of net repayments on the accounts payable — floor plan facility and $1.6 million of other financing activities. The $1.6 million of other financing activities was primarily the result of $47.0 million in proceeds from discounting financing receivables and $4.5 million of proceeds from issuance of common stock under share-based compensation plans, more than offset by $50.0 million in repayments on term loans and $2.5 million of retirements of discounted financing receivables.
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

(in millions, except ratio data)	June 30, 2018		December 31, 2018
Net debt	$649.6		$765.7
Net working capital ratio (as adjusted)	1.03	x	1.01	x
Available liquidity	$333.2		$329.1

	Six months ended December 31,
(in millions)	2017	2018
Free cash flow	$48.6	$46.5
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of December 31, 2018 and June 30, 2018 (in millions):

	June 30, 2018	December 31, 2018
Total long-term debt, net of debt issuance costs	$671.2	$781.4
Unamortized debt issuance costs	15.4	15.2
Cash and cash equivalents	(37.0)	(30.9)
Net debt	$649.6	$765.7
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.01x and 1.03x as of December 31, 2018 and June 30, 2018, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of June 30, 2018 and December 31, 2018 (in millions):

	June 30, 2018	December 31, 2018
Cash and cash equivalents	$37.0	$30.9
Availability under the revolving credit facility	48.2	48.2
Availability under the receivables securitization facility	248.0	250.0
Available liquidity	$333.2	$329.1

Available liquidity decreased from $333.2 million at June 30, 2018 to $329.1 million at December 31, 2018 primarily as a result of lower cash on hand.

The following table presents amounts outstanding under our primary sources of liquidity as of December 31, 2018 and June 30, 2018 (in millions):

	June 30, 2018	December 31, 2018
Cash and cash equivalents	$37.0	$30.9
Accounts payable—floor plan facility	$210.6	$195.9
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	686.6	796.6
Total long-term debt	$686.6	$796.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to include: (i) the impact of net borrowings (repayments) on the floor plan facility, (ii) the aggregate net cash impact of our leasing business and (iii) the purchases of property and equipment.

The following table presents the aggregate net cash impact of our leasing business for the six months ended December 31, 2018 and 2017 (in millions):

	Six months ended December 31,
	2017	2018
Additions of equipment under sales-type and direct financing leases	$(49.7)	$(82.9)
Proceeds from collection of financing receivables	2.2	2.7
Additions to equipment under operating leases	(1.2)	(0.1)
Proceeds from disposition of equipment under operating leases	0.7	0.1
Proceeds from the discounting of financing receivables	47.0	91.1
Retirements of discounted financing receivables	(2.5)	(17.4)
Aggregate net cash impact of leasing business	$(3.5)	$(6.5)

The following table presents reconciliation of free cash flow from net cash provided by operating activities for the six months ended December 31, 2018 and 2017 (in millions):

	Six months ended December 31,
	2017	2018
Net cash provided by operating activities	$124.6	$76.0
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	(65.3)	(14.7)
Aggregate net cash impact of leasing business	(3.5)	(6.5)
Purchases of property and equipment	(7.2)	(8.3)
Total adjustments	(76.0)	(29.5)
Free cash flow	$48.6	$46.5
Commitments and Contingencies
See the information set forth in Note 11 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We had $1.8 million of outstanding letters of credit on our revolving credit facility as of both December 31, 2018 and June 30, 2018. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

The following is a summary of the dividends declared by the Company to holders of common stock:

Declaration Date	Record Date	Payment Date	Amount Per Share
September 6, 2018	September 26, 2018	October 5, 2018	$0.04
November 7, 2018	December 26, 2018	January 7, 2019	$0.04
February 6, 2019	March 27, 2019	April 5, 2019	$0.04

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

Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, other than as set forth below.
The failure by the U.S. Congress to approve budgets on a timely basis for the U.S. federal government agencies to which we provide services could delay procurement of our services and cause us to lose future revenue.
On an annual basis, the U.S. Congress must approve budgets that govern spending by the federal agencies that are our clients. In years when the U.S. Congress is not able to complete its budget process before the end of the U.S. federal government’s fiscal year on September 30, the U.S. Congress typically funds government operations pursuant to a continuing resolution, which allows U.S. federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. federal government operates under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and often results in new initiatives being delayed or, in some cases, canceled. The U.S. federal government’s failure to complete its budget process or to fund government operations pursuant to a continuing resolution may result in a U.S. federal government shutdown. U.S. federal government shutdowns may also occur, and have been threatened, in connection with other disputes and impasses in government policy.
We provide IT services to various federal government agencies. A shutdown of the U.S. federal government could cause us to have to delay work or limit the scope of our work, could lead to us being paid more slowly, and could result in our federal clients reducing their purchases and terminating their service contracts, which could adversely impact our business, financial condition or results of operations.

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

PRESIDIO, INC.

Dated: February 6, 2019	By:	/s/ NEIL O. JOHNSTON
Neil O. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)