Form 10-Q
period 2019-03-31
Presidio, Inc.
filed 2019-05-08
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-38028
Presidio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2398593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Penn Plaza, Suite 2832
New York, New York 10119
(212) 652-5700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PSDO	NASDAQ Global Select Market
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

As of April 30, 2019, there were 82,759,330 shares of common stock, $0.01 par value, outstanding.

PRESIDIO, INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of June 30, 2018	As of March 31, 2019
	(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$37.0	$29.0
Accounts receivable, net	608.7	600.5
Unbilled accounts receivable, net	171.5	210.2
Financing receivables, current portion	88.3	97.0
Inventory	27.7	27.4
Prepaid expenses and other current assets	112.5	112.8
Total current assets	1,045.7	1,076.9
Property and equipment, net	35.9	36.4
Financing receivables, less current portion	116.8	148.4
Goodwill	803.7	803.7
Identifiable intangible assets, net	700.3	643.8
Other assets	33.9	92.9
Total assets	$2,736.3	$2,802.1
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	457.7	493.0
Accounts payable – floor plan	210.6	182.4
Accrued expenses and other current liabilities	228.2	255.9
Discounted financing receivables, current portion	85.2	95.1
Total current liabilities	981.7	1,026.4
Long-term debt, net of debt issuance costs and current maturities	671.2	757.7
Discounted financing receivables, less current portion	108.6	138.9
Deferred income tax liabilities	180.5	179.6
Other liabilities	34.0	71.6
Total liabilities	1,976.0	2,174.2
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at March 31, 2019 and June 30, 2018	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 82,661,122 shares issued and outstanding at March 31, 2019 and 92,853,983 shares issued and outstanding at June 30, 2018	0.9	0.8
Additional paid-in capital	644.3	496.5
Retained earnings	115.1	130.6
Total stockholders’ equity	760.3	627.9
Total liabilities and stockholders’ equity	$2,736.3	$2,802.1
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
	(as adjusted)		(as adjusted)
Revenue
Product	$528.8	$574.6	$1,658.5	$1,841.4
Service	124.6	130.6	375.4	381.5
Total revenue	653.4	705.2	2,033.9	2,222.9
Cost of revenue
Product	413.3	442.9	1,303.7	1,445.5
Service	100.5	105.6	296.6	307.0
Total cost of revenue	513.8	548.5	1,600.3	1,752.5
Gross margin	139.6	156.7	433.6	470.4
Operating expenses
Selling expenses	70.5	79.8	201.0	225.9
General and administrative expenses	26.1	30.3	77.8	87.4
Transaction costs	4.2	4.7	6.3	19.2
Depreciation and amortization	20.6	21.7	62.3	64.6
Total operating expenses	121.4	136.5	347.4	397.1
Operating income	18.2	20.2	86.2	73.3
Interest and other (income) expense
Interest expense	10.1	13.1	35.3	37.4
Loss on extinguishment of debt	13.3	0.5	14.8	1.5
Other (income) expense, net	(0.1)	(0.3)	(0.3)	(0.4)
Total interest and other (income) expense	23.3	13.3	49.8	38.5
Income (loss) before income taxes	(5.1)	6.9	36.4	34.8
Income tax expense (benefit)	(5.6)	1.9	(83.3)	9.4
Net income	$0.5	$5.0	$119.7	$25.4
Earnings per share:
Basic	$0.01	$0.06	$1.31	$0.30
Diluted	$0.01	$0.06	$1.24	$0.28
Weighted-average common shares outstanding:
Basic	92,015,710	82,551,383	91,629,703	85,263,588
Diluted	96,916,782	86,484,348	96,567,883	89,252,594

Cash dividends per common share	$—	$0.04	$—	$0.12

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine months ended March 31,
	2018	2019
	(as adjusted)
Cash flows from operating activities:
Net income	$119.7	$25.4
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	55.5	56.4
Depreciation of property and equipment in operating expenses	6.7	8.2
Depreciation of property and equipment in cost of revenue	4.4	3.5
Provision for sales returns and credit losses	1.5	1.3
Amortization of debt issuance costs	3.6	2.7
Loss on extinguishment of debt	14.8	1.5
Noncash lease income	(2.2)	(5.8)
Share-based compensation expense	5.6	6.9
Deferred income tax benefit	(87.8)	(0.9)
Other	0.2	0.1
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	9.6	(30.9)
Inventory	1.0	0.3
Prepaid expenses and other assets	(28.4)	(59.7)
Accounts payable – trade	74.5	35.3
Accrued expenses and other liabilities	(36.0)	62.3
Net cash provided by operating activities	142.7	106.6
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	(9.5)	—
Proceeds from collection of escrow related to acquisition of business	0.2	—
Additions of equipment under sales-type and direct financing leases	(80.6)	(122.8)
Proceeds from collection of financing receivables	3.0	6.8
Additions to equipment under operating leases	(1.5)	(0.3)
Proceeds from disposition of equipment under operating leases	0.7	0.6
Purchases of property and equipment	(10.5)	(11.3)
Net cash used in investing activities	(98.2)	(127.0)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	5.9	3.8
Common stock repurchased	—	(158.6)
Dividends paid	—	(6.6)
Proceeds from the discounting of financing receivables	81.5	141.4
Retirements of discounted financing receivables	(5.7)	(21.6)
Deferred financing costs	(1.2)	(0.8)
Repayments of senior and subordinated notes	(135.7)	—
Borrowings of term loans, net of original issue discount	138.2	158.1
Repayments of term loans	(75.0)	(75.0)
Net change in accounts payable — floor plan	(55.1)	(28.3)
Net cash provided by (used in) financing activities	(47.1)	12.4
Net decrease in cash and cash equivalents	(2.6)	(8.0)
Cash and cash equivalents:
Beginning of the period	27.5	37.0
End of the period	$24.9	$29.0
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36.0	$32.3
Income taxes, net of refunds	$29.9	$15.9
Reduction of discounted lease assets and liabilities	$80.2	$87.1
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Three months ended March 31, 2018
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2017 (as adjusted)	—	$—	91,821,644	$0.9	$632.3	$100.4	$733.6
Common stock issued under share-based compensation plans	—	—	417,165	—	1.5	—	1.5
Net income	—	—	—	—	—	0.5	0.5
Share-based compensation expense	—	—	—	—	3.0	—	3.0
Balance, March 31, 2018 (as adjusted)	—	$—	92,238,809	$0.9	$636.8	$100.9	$738.6

	Three months ended March 31, 2019
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	82,338,143	$0.8	$492.0	$128.9	$621.7
Common stock issued under share-based compensation plans	—	—	322,979	—	2.2	—	2.2
Common stock cash dividend declared	—	—	—	—	—	(3.3)	(3.3)
Net income	—	—	—	—	—	5.0	5.0
Share-based compensation expense	—	—	—	—	2.3	—	2.3
Balance, March 31, 2019	—	$—	82,661,122	$0.8	$496.5	$130.6	$627.9

	Nine months ended March 31, 2018
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2017 (as adjusted)	—	$—	90,969,919	$0.9	$625.3	$(18.8)	$607.4
Common stock issued under share-based compensation plans	—	—	1,268,890	—	5.9	—	5.9
Net income	—	—	—	—	—	119.7	119.7
Share-based compensation expense	—	—	—	—	5.6	—	5.6
Balance, March 31, 2018 (as adjusted)	—	$—	92,238,809	$0.9	$636.8	$100.9	$738.6

	Nine months ended March 31, 2019
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2018 (as adjusted)	—	$—	92,853,983	$0.9	$644.3	$115.1	$760.3
Common stock issued under share-based compensation plans	—	—	557,139	—	3.8	—	3.8
Common stock repurchased	—	—	(10,750,000)	(0.1)	(158.5)	—	(158.6)
Common stock cash dividend declared	—	—	—	—	—	(9.9)	(9.9)
Net income	—	—	—	—	—	25.4	25.4
Share-based compensation expense	—	—	—	—	6.9	—	6.9
Balance, March 31, 2019	—	$—	82,661,122	$0.8	$496.5	$130.6	$627.9

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

Public Offerings

On March 15, 2019, the Company completed a secondary public offering of 5,000,000 shares of the Company’s common stock by certain of its stockholders, including AP VIII Aegis Holdings, L.P. (“Aegis LP”), an affiliate of investment funds managed by affiliates of Apollo Global Management, LLC at a price to the public of $15.25 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.2 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the three and nine months ended March 31, 2019.

On February 12, 2019, the Company completed a secondary public offering of 4,000,000 shares of the Company’s common stock by Aegis LP at a price of $15.11 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.1 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the three and nine months ended March 31, 2019.

As a result of the completion of this secondary offering, Aegis LP no longer controls a majority of our common stock and the Company therefore no longer qualifies as a “controlled company” within the meaning of the NASDAQ corporate governance requirements. The NASDAQ rules require that we appoint a majority of independent directors to our Board of Directors within one year of the completion of the secondary offering. As required by the NASDAQ rules, we appointed one independent member to each of our compensation and nominating and corporate governance committees prior to the completion of the secondary offering on February 12, 2019, and then reconstituted the committees on May 6, 2019 so that they are each comprised of a majority of independent members. The NASDAQ rules require that we appoint compensation and nominating and corporate governance committees composed entirely of independent directors within one year of the completion of the secondary offering. During these transition periods, we may elect not to comply with certain NASDAQ corporate governance requirements as permitted by the NASDAQ rules.

On September 20, 2018, the Company completed a secondary public offering of 3,000,000 shares of the Company’s common stock by Aegis LP at a price of $15.24 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.3 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the nine months ended March, 31 2019.

Share Repurchase

On September 6, 2018, the Company, entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Aegis LP. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 10,750,000 shares of our common stock from Aegis LP for aggregate consideration of $158.6 million, representing a purchase price of $14.75 per share of common stock (the “Repurchase”). The Stock Repurchase Agreement, the Repurchase and the related transactions were approved by the Company’s Board of Directors and a committee of independent directors. On September 13, 2018, the Repurchase was completed using the net proceeds of $160 million of incremental term loans that were issued on terms substantially identical to the then existing term loans outstanding under our credit agreement (except with respect to issue price).

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Dividend

On May 8, 2019, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The dividend is payable on July 5, 2019 to stockholders of record as of the close of business on June 26, 2019.

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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
Freight

The Company considers freight billed to its customers as part of the transaction price in the arrangement which is allocated to the product performance obligations in the arrangement. Freight costs are recorded as a cost of product revenue. The Company does not consider shipping to be a separate performance obligation.
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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

On July 1, 2018, the Company adopted ASC 606 utilizing the full retrospective method. The adoption of ASC 606 impacted the Company's results as follows (in millions, except per-share data):

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

	Three months ended March 31, 2018			Nine months ended March 31, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted	As Reported	ASU 2014-09 Adjustment	As Adjusted
Revenue
Product	$545.2	$(16.4)	$528.8	$1,714.1	$(55.6)	$1,658.5
Service	119.9	4.7	124.6	377.6	(2.2)	375.4
Total revenue	665.1	(11.7)	653.4	2,091.7	(57.8)	2,033.9
Cost of revenue
Product	429.7	(16.4)	413.3	1,359.3	(55.6)	1,303.7
Service	96.0	4.5	100.5	299.2	(2.6)	296.6
Total cost of revenue	525.7	(11.9)	513.8	1,658.5	(58.2)	1,600.3
Gross margin	$139.4	$0.2	$139.6	$433.2	$0.4	$433.6

Selling expenses	$70.2	$0.3	$70.5	$201.0	$—	$201.0

Operating income	$18.3	$(0.1)	$18.2	$85.8	$0.4	$86.2
Income tax benefit	$(5.6)	$—	$(5.6)	$(83.5)	$0.2	$(83.3)
Net income	$0.6	$(0.1)	$0.5	$119.5	$0.2	$119.7

Earnings per share:
Basic	$0.01	$—	$0.01	$1.30	$0.01	$1.31
Diluted	$0.01	$—	$0.01	$1.24	$—	$1.24

	As of June 30, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted
Accounts receivable, net	$613.3	$(4.6)	$608.7
Unbilled accounts receivable, net	$156.7	$14.8	$171.5
Prepaid expenses and other current assets	$80.7	$31.8	$112.5
Total assets	$2,694.3	$42.0	$2,736.3

Accrued expenses and other current liabilities	$193.2	$35.0	$228.2
Deferred income tax liabilities	$177.7	$2.8	$180.5
Total liabilities	$1,938.2	$37.8	$1,976.0

Retained earnings	$110.9	$4.2	$115.1
Total stockholders’ equity	$756.1	$4.2	$760.3
Total liabilities and stockholders’ equity	$2,694.3	$42.0	$2,736.3

The adoption of ASC 606 impacted net income, as noted above, as well as elements of working capital. Total cash flows from operating activities, investing activities and financing activities remained unchanged for the nine months ended March 31, 2018.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncements not yet adopted as of March 31, 2019.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard has an effective date for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. ASC 842 is effective for the Company beginning July 1, 2019 and the Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

The Company has formed an implementation committee to evaluate the impact of this standard, and the Company's analysis of the new standard will continue through the standard's effective date. The implementation committee is in the process of determining completeness of the Company’s lease portfolio and interpreting the policy elections provisioned by the standard. In addition, the Company is currently in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the standard. The adoption of the standard is not expected to have a material impact on the Company’s leasing business from a lessor perspective. Furthermore, we expect the adoption of the standard to impact the Company’s balance sheet through the recognition of right-of-use assets and lease obligation liabilities; with the vast majority of these balances related to operating leases for our offices and warehouses. The Company does not expect the standard to materially impact the consolidated statement of operations or the consolidated statement of cash flows.

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

Note 2.         Revenue Recognition
Contract Assets and Liabilities – Contract assets consist of revenue recognized in excess of the amount the Company has the right to invoice a customer. Contract assets primarily relate to the Company's current and long-term unbilled receivables. As of March 31, 2019 and June 30, 2018, the current unbilled receivables balance was $210.2 million and $171.5 million, respectively. As of March 31, 2019 and June 30, 2018, the long-term unbilled receivables balance was $56.9 million and $28.3 million, respectively.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of transferring goods or services. Contract liabilities primarily relate to the Company's current and long-term unearned revenue. As of March 31, 2019 and June 30, 2018, the current unearned revenue balance was $62.1 million and $73.0 million, respectively. As of March 31, 2019 and June 30, 2018, the long-term unearned revenue balance was $17.1 million and $3.8 million, respectively. During the nine months ended March 31, 2019, the Company recognized $52.6 million of revenue related to its contract liabilities.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

For contracts greater than one year, the table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 and when the Company expects to recognize this revenue, by fiscal year. These performance obligations primarily relate to managed service and public cloud contracts.

(in millions)	Years ending June 30,
2019 (remaining three months)	$40.3
2020	134.0
2021	103.7
2022	34.5
2023	11.7
2024 and thereafter	7.0
Total	$331.2

Disaggregation of revenue

Refer to Note 16 for additional information detailing disaggregation of revenue for the three and nine months ended March 31, 2019 and 2018.

Note 3.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2018	March 31, 2019
Deferred product costs	$29.5	$18.4
Partner incentive program receivable	32.7	27.8
Prepaid professional services	25.8	25.3
Prepaid reserved instances	2.0	18.6
Prepaid income taxes	4.9	5.3
Other prepaid expenses and current assets	17.6	17.4
Total prepaid expenses and other current assets	$112.5	$112.8

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

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of March 31, 2019 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$252.9	$3.0	$255.9
Estimated net residual values	—	6.2	6.2
Unearned income	(15.5)	(0.9)	(16.4)
Provision for credit losses	—	(0.3)	(0.3)
Total, net	$237.4	$8.0	$245.4
Reported as:
Current	$95.4	$1.6	$97.0
Long-term	142.0	6.4	148.4
Total, net	$237.4	$8.0	$245.4
Discounted financing receivables:
Nonrecourse	$233.1	$—	$233.1
Recourse	—	—	—
Total	$233.1	$—	$233.1
Reported as:
Current	$94.6	$—	$94.6
Long-term	138.5	—	138.5
Total	$233.1	$—	$233.1

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

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of other assets in the consolidated balance sheets and were as follows (in millions):

	June 30, 2018	March 31, 2019
Equipment under operating leases	$3.4	$2.1
Accumulated depreciation	(1.9)	(0.9)
Total equipment under operating leases, net	$1.5	$1.2

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, and $0.9 million and $1.0 million for the nine months ended March 31, 2019 and 2018, respectively.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	June 30, 2018	March 31, 2019
Discounted operating leases:
Current	$0.7	$0.5
Noncurrent	0.5	0.3
Total	$1.2	$0.8

The discounted financing receivables associated with operating leases are presented on the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 5.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	June 30, 2018	March 31, 2019
Furniture and fixtures	3 to 7 years	$8.4	$8.5
Equipment	3 to 7 years	28.5	31.9
Software	3 to 5 years	24.4	27.5
Leasehold improvements	Life of lease	16.4	19.0
Total property and equipment		77.7	86.9
Accumulated depreciation and amortization		(41.8)	(50.5)
Total property and equipment, net		$35.9	$36.4

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $2.9 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, and $8.2 million and $6.7 million for the nine months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and cloud services that is included in cost of service revenue within the Company’s consolidated statements of operations was $0.8 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, and $2.6 million and $3.4 million for the nine months ended March 31, 2019 and 2018, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 6.         Goodwill and Identifiable Intangible Assets

Goodwill

From June 30, 2018 through the date of the consolidated financial statements, no significant events have occurred that would lead us to believe that goodwill was more likely than not impaired.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of June 30, 2018 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(231.4)	$492.8
Developed technology	5	3.6	(2.3)	1.3
Trade names	2	1.8	(0.6)	1.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(234.3)	$700.3

Identifiable intangible assets consisted of the following as of March 31, 2019 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(286.6)	$437.6
Developed technology	5	3.6	(2.8)	0.8
Trade names	2	1.3	(0.9)	0.4
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.1	$(290.3)	$643.8

Amortization associated with intangible assets was $18.8 million and $18.3 million for the three months ended March 31, 2019 and 2018, respectively, and $56.4 million and $55.5 million for the nine months ended March 31, 2019 and 2018, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 5.9 years and 6.6 years as of March 31, 2019 and June 30, 2018, respectively.

Based on the finite-lived intangible assets recorded at March 31, 2019, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2019 (remaining three months)	$18.8
2020	74.3
2021	73.6
2022	73.5
2023	72.9
2024 and thereafter	125.7
Total	$438.8

Note 7.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of March 31, 2019 and June 30, 2018, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $182.4 million and $210.6 million as of March 31, 2019 and June 30, 2018, respectively.

Note 8.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2018	March 31, 2019
	(as adjusted)
Accrued compensation	$54.1	$45.6
Accrued equipment purchases/vendor expenses	67.9	106.0
Accrued income taxes	5.1	—
Accrued interest	8.3	10.5
Dividend payable	—	3.3
Stay, retention and earnout bonuses	5.8	20.8
Unearned revenue	73.0	62.1
Other accrued expenses and current liabilities	14.0	7.6
Total accrued expenses and other current liabilities	$228.2	$255.9

Note 9.         Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2018	March 31, 2019
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	686.6	771.6
Total long-term debt	686.6	771.6
Unamortized debt issuance costs	(15.4)	(13.9)
Total long-term debt, net of debt issuance costs	$671.2	$757.7
Reported as:
Current	$—	$—
Long-term	671.2	757.7
Total long-term debt, net of debt issuance costs	$671.2	$757.7

Receivables Securitization Facility

As of March 31, 2019 and June 30, 2018, there were no outstanding borrowings under the receivables securitization facility. The Company had $250.0 million available under the receivables securitization facility based on the collateral available as of March 31, 2019.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Credit Agreement

On March 29, 2019, Presidio LLC and Presidio Networked Solutions LLC (together, the “Borrowers”), subsidiaries of Presidio, Inc., entered into an Incremental Assumption Agreement and Amendment No. 8 (the “Eighth Amendment”) amending the Credit Agreement, dated as of February 2, 2015 (as in effect from time to time, the “Credit Agreement”), by and among the Borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent. Pursuant to the Eighth Amendment, the Borrowers $50.0 million of existing revolving facility commitments (the “Existing Revolving Facility Commitments”) were replaced with $50.0 million of new revolving facility commitments (the “New Revolving Facility Commitments”), having substantially similar terms as the Existing Revolving Facility Commitments, except with respect to the interest rate and maturity date. The interest rate applicable to the New Revolving Facility Commitments was reduced to 2.75% from 4.25% in the case of LIBOR loans, and 1.75% from 3.25% in the case of base rate loans. The New Revolving Facility Commitments will mature on August 2, 2023, approximately 3.5 years later than the February 2, 2020 maturity date that was applicable to the Existing Revolving Facility Commitments.

As of March 31, 2019 and June 30, 2018, there were no borrowings outstanding under the Company's revolving credit facility and $1.4 million and $1.8 million in letters of credit outstanding under the Credit Agreement, respectively. As of March 31, 2019, the Company was in compliance with the covenants in its Credit Agreement and had $48.6 million available for revolver borrowings thereunder.

As of March 31, 2019, there were $771.6 million of Term Loans outstanding under the Credit Agreement. During the nine months ended March 31, 2019, the Company made aggregate voluntary prepayments of $75.0 million on the term loan facility under the Credit Agreement, resulting in a $1.5 million loss on extinguishment of debt in the Company’s consolidated statements of operations associated with the write-off of debt issuance costs.

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

The fair value hierarchy for the Company’s financial liabilities measured at fair value were as follows as of June 30, 2018 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$686.6	$—	$684.1	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of March 31, 2019 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$771.6	$—	$758.1	$—

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

Note 12.     Share-based Compensation

During the nine months ended March 31, 2019, the Company granted 2,303,035 service-based non-qualified stock options that vest in four equal installments on each of the first four anniversaries of the grant date, all of which were issued pursuant to the Company's 2017 Long-Term Incentive Plan (the "2017 LTIP"). During the nine months ended March 31, 2019, 75,000 service-based restricted stock units vested and there were 75,000 service-based restricted stock units unvested and outstanding as of March 31, 2019.

During the nine months ended March 31, 2019, there were 328,441 service-based and rolled options exercised and 262,796 service-based and rolled options expired or forfeited. As of March 31, 2019, 7,087,062 service-based and rolled options were outstanding, of which 3,101,425 were vested.

During the nine months ended March 31, 2019, there were 214,354 performance-based and market-based options forfeited. As of March 31, 2019, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 2,811,614 options outstanding were unvested.

As of March 31, 2019, there were 1,120,478 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On September 5, 2018, the Compensation Committee of the Board of Directors approved an increase to the purchase price discount under the ESPP from 5% to 10%, causing the plan to be deemed compensatory. The Company enacted this change for all ESPP offering periods beginning on or after October 1, 2018. Subsequent to October 1, 2018, we record share-based compensation expense associated with the shares purchased by employees. On March 31, 2019, the Company held $0.8 million of contributions made by employees that were used to purchase 58,838 shares under the ESPP on April 9, 2019.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recorded in our operating expenses, as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
Selling expenses	$0.4	$0.4	$1.1	$1.5
General and administrative expenses	2.7	1.9	4.5	5.4
Total	$3.1	$2.3	$5.6	$6.9

As of March 31, 2019, there was $11.6 million of unrecognized share-based compensation expense, $11.4 million of which relates to service-based awards from the 2015 LTIP and 2017 LTIP grants and $0.2 million of which relates to the restricted stock unit grants.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 13.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
	(as adjusted)		(as adjusted)
Numerator:
Earnings	$0.5	$5.0	$119.7	$25.4
Denominator:
Weighted-average shares – basic	92,015,710	82,551,383	91,629,703	85,263,588
Effect of dilutive securities:
Share-based awards	4,901,072	3,932,965	4,938,180	3,989,006
Weighted-average shares – diluted	96,916,782	86,484,348	96,567,883	89,252,594
Earnings per share:
Basic	$0.01	$0.06	$1.31	$0.30
Diluted	$0.01	$0.06	$1.24	$0.28

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
Share-based awards excluded from EPS because of anti-dilution	246,793	2,702,068	2,151,086	4,246,681
Share-based awards excluded from EPS because performance or market condition had not been met(1)	—	75,029	—	75,029
Total share-based awards excluded from EPS	246,793	2,777,097	2,151,086	4,321,710

(1) For the three and nine months ended March 31, 2019, the performance condition for all performance and market stock options had been deemed met due to the completion of the Company's IPO. As a result, the performance and market stock options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on March 31, 2019 as if it was the end of the contingency period.

Note 14.     Income Taxes

The Company recorded income tax expense of $1.9 million and $9.4 million for the three and nine months ended March 31, 2019, respectively, compared to an income tax benefit of $5.6 million and an income tax benefit of $83.3 million for the three and nine months ended March 31, 2018, respectively. The Company's effective tax rates for the three months ended March 31, 2019 and 2018 were 27.5% and 109.8%, respectively, and 27.0% and (228.8)% for the nine months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rates for both periods differed from the U.S. federal statutory tax rate primarily due to the impact of state taxes, permanent differences, and the impact of favorable excess tax benefit deduction related to share-based compensation, as well as, the impact of the legislative tax changes described below.

The difference in the effective tax rate for the three and nine months ended March 31, 2018 is primarily due to the impact of the revaluation of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 that was recorded on a provisional basis in the three and nine months ended March 31, 2018. The TCJA, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%. As the Company has a June 30 fiscal year-end, the U.S. federal corporate tax rate for our fiscal year ended June 30, 2019 and 2018 were 21.0% and 28.1%, respectively.

Note 15.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading global alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or our directors of $0.6 million for both the three months ended March 31, 2019 and 2018, respectively, and $5.0 million and $1.4 million for the nine months ended March 31, 2019 and 2018, respectively. The outstanding receivables associated with parties affiliated with Apollo or our directors were $1.8 million and $1.7 million at March 31, 2019 and June 30, 2018, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended March 31, 2019 and 2018, respectively, and $0.3 million for both the nine months ended March 31, 2019 and 2018, respectively.

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

Disaggregation of Revenue

We disaggregate our revenue in a number of different ways. The following table presents total revenue disaggregated into recurring and all other revenue (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
Recurring revenue	$39.3	$59.9	$112.4	$151.9
All other revenue	614.1	645.3	1,921.5	2,071.0
Total revenue	$653.4	$705.2	$2,033.9	$2,222.9

The following table presents revenue recognized at a point-in-time and revenue recognized over a period of time (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
Revenue recognized at a point-in-time	$523.1	$551.1	$1,645.2	$1,794.0
Revenue recognized over a period of time	130.3	154.1	388.7	428.9
Total revenue	$653.4	$705.2	$2,033.9	$2,222.9

The following table presents total revenue by solution area (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
	(as adjusted)		(as adjusted)
Cloud	$99.9	$129.4	$335.3	$360.1
Security	72.4	84.2	239.6	260.9
Digital Infrastructure	481.1	491.6	1,459.0	1,601.9
Total revenue	$653.4	$705.2	$2,033.9	$2,222.9

The type of solution sold by the Company to its customers is based upon internal classifications.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The following table presents total revenue by customer horizontal (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
Government	$103.7	$120.4	$291.1	$376.9
Large	87.0	107.1	310.8	382.0
Mid-market	462.7	477.7	1,432.0	1,464.0
Total revenue	$653.4	$705.2	$2,033.9	$2,222.9

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.3	$28.7	$—	$29.0
Accounts receivable, net	—	600.5	—	600.5
Unbilled accounts receivable, net	—	210.2	—	210.2
Financing receivables, current portion	—	97.0	—	97.0
Inventory	—	27.4	—	27.4
Prepaid expenses and other current assets	6.7	110.0	(3.9)	112.8
Total current assets	7.0	1,073.8	(3.9)	1,076.9
Property and equipment, net	—	36.4	—	36.4
Deferred tax asset	1.4	—	(1.4)	—
Financing receivables, less current portion	—	148.4	—	148.4
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	643.8	—	643.8
Other assets	622.9	92.9	(622.9)	92.9
Total assets	$631.3	$2,799.0	$(628.2)	$2,802.1
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$493.0	$—	493.0
Accounts payable – floor plan	—	182.4	—	182.4
Accrued expenses and other current liabilities	3.4	256.4	(3.9)	255.9
Discounted financing receivables, current portion	—	95.1	—	95.1
Total current liabilities	3.4	1,026.9	(3.9)	1,026.4
Long-term debt, net of debt issuance costs and current maturities	—	757.7	—	757.7
Discounted financing receivables, less current portion	—	138.9	—	138.9
Deferred income tax liabilities	—	181.0	(1.4)	179.6
Other liabilities	—	71.6	—	71.6
Total liabilities	3.4	2,176.1	(5.3)	2,174.2
Total stockholders’ equity	627.9	622.9	(622.9)	627.9
Total liabilities and stockholders’ equity	$631.3	$2,799.0	$(628.2)	$2,802.1

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2018
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$653.4	$—	$653.4
Total cost of revenue	—	513.8	—	513.8
Gross margin	—	139.6	—	139.6
Operating expenses
Selling, general and administrative, and transaction costs	0.4	100.4	—	100.8
Depreciation and amortization	—	20.6	—	20.6
Total operating expenses	0.4	121.0	—	121.4
Operating income (loss)	(0.4)	18.6	—	18.2
Interest and other (income) expense
Interest expense	—	10.1	—	10.1
Loss on extinguishment of debt	—	13.3	—	13.3
Other income, net	(0.8)	(0.1)	0.8	(0.1)
Total interest and other (income) expense	(0.8)	23.3	0.8	23.3
Income before income taxes	0.4	(4.7)	(0.8)	(5.1)
Income tax expense	(0.1)	(5.5)	—	(5.6)
Net income	$0.5	$0.8	$(0.8)	$0.5

Condensed Consolidating Statement of Operations
Three months ended March 31, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$705.2	$—	$705.2
Total cost of revenue	—	548.5	—	548.5
Gross margin	—	156.7	—	156.7
Operating expenses
Selling, general and administrative, and transaction costs	0.6	114.2	—	114.8
Depreciation and amortization	—	21.7	—	21.7
Total operating expenses	0.6	135.9	—	136.5
Operating income (loss)	(0.6)	20.8	—	20.2
Interest and other (income) expense
Interest expense	—	13.1	—	13.1
Loss on extinguishment of debt	—	0.5	—	0.5
Other income, net	(5.5)	(0.3)	5.5	(0.3)
Total interest and other (income) expense	(5.5)	13.3	5.5	13.3
Income before income taxes	4.9	7.5	(5.5)	6.9
Income tax expense (benefit)	(0.1)	2.0	—	1.9
Net income	$5.0	$5.5	$(5.5)	$5.0

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Nine months ended March 31, 2018
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,033.9	$—	$2,033.9
Total cost of revenue	—	1,600.3	—	1,600.3
Gross margin	—	433.6	—	433.6
Operating expenses
Selling, general and administrative, and transaction costs	1.5	283.6	—	285.1
Depreciation and amortization	—	62.3	—	62.3
Total operating expenses	1.5	345.9	—	347.4
Operating income (loss)	(1.5)	87.7	—	86.2
Interest and other (income) expense
Interest expense	—	35.3	—	35.3
Loss on extinguishment of debt	—	14.8	—	14.8
Other income, net	(121.7)	(0.3)	121.7	(0.3)
Total interest and other (income) expense	(121.7)	49.8	121.7	49.8
Income before income taxes	120.2	37.9	(121.7)	36.4
Income tax expense (benefit)	0.5	(83.8)	—	(83.3)
Net income	$119.7	$121.7	$(121.7)	$119.7

Condensed Consolidating Statement of Operations
Nine months ended March 31, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,222.9	$—	$2,222.9
Total cost of revenue	—	1,752.5	—	1,752.5
Gross margin	—	470.4	—	470.4
Operating expenses
Selling, general and administrative, and transaction costs	2.0	330.5	—	332.5
Depreciation and amortization	—	64.6	—	64.6
Total operating expenses	2.0	395.1	—	397.1
Operating income (loss)	(2.0)	75.3	—	73.3
Interest and other (income) expense
Interest expense	—	37.4	—	37.4
Loss on extinguishment of debt	—	1.5	—	1.5
Other income, net	(26.9)	(0.4)	26.9	(0.4)
Total interest and other (income) expense	(26.9)	38.5	26.9	38.5
Income before income taxes	24.9	36.8	(26.9)	34.8
Income tax expense (benefit)	(0.5)	9.9	—	9.4
Net income	$25.4	$26.9	$(26.9)	$25.4

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended March 31, 2018
(as adjusted)
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities)	$(3.7)	$146.4	$—	$142.7
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(9.5)	—	(9.5)
Proceeds from collection of escrow related to acquisition of business	—	0.2	—	0.2
Additions of equipment under sales-type and direct financing leases	—	(80.6)	—	(80.6)
Proceeds from collection of financing receivables	—	3.0	—	3.0
Additions to equipment under operating leases	—	(1.5)	—	(1.5)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(10.5)	—	(10.5)
Net cash used in investing activities	—	(98.2)	—	(98.2)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	3.3	2.6	—	5.9
Proceeds from the discounting of financing receivables	—	81.5	—	81.5
Retirements of discounted financing receivables	—	(5.7)	—	(5.7)
Deferred financing cost on receivables securitization facility	—	(1.2)	—	(1.2)
Repayments of senior and subordinated notes	—	(135.7)	—	(135.7)
Borrowings on term loans, net of original issue discount	—	138.2	—	138.2
Repayments of term loans	—	(75.0)	—	(75.0)
Net change in accounts payable — floor plan	—	(55.1)	—	(55.1)
Net cash provided by (used in) financing activities	3.3	(50.4)	—	(47.1)
Net decrease in cash and cash equivalents	(0.4)	(2.2)	—	(2.6)
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$0.3	$24.6	$—	$24.9

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended March 31, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities)	$(3.6)	$110.2	$—	$106.6
Cash flows from investing activities:
Return of capital from subsidiary	158.6	—	(158.6)	—
Dividends received	6.6	—	(6.6)	—
Additions to equipment under operating leases	—	(0.3)	—	(0.3)
Proceeds from disposition of equipment under operating leases	—	0.6	—	0.6
Additions of equipment under sales-type and direct financing leases	—	(122.8)	—	(122.8)
Proceeds from collection of financing receivables	—	6.8	—	6.8
Purchases of property and equipment	—	(11.3)	—	(11.3)
Net cash provided by (used in) investing activities)	165.2	(127.0)	(165.2)	(127.0)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	3.8	—	—	3.8
Common stock repurchased	(158.6)	—		(158.6)
Return of capital to parent	—	(158.6)	158.6	—
Dividends paid	(6.6)	(6.6)	6.6	(6.6)
Proceeds from the discounting of financing receivables	—	141.4		141.4
Retirements of discounted financing receivables	—	(21.6)		(21.6)
Deferred financing costs	—	(0.8)	—	(0.8)
Borrowings on term loans, net of original issue discount	—	158.1	—	158.1
Repayments of term loans	—	(75.0)	—	(75.0)
Net change in accounts payable — floor plan	—	(28.3)	—	(28.3)
Net cash provided by (used in) financing activities	(161.4)	8.6	165.2	12.4
Net increase (decrease) in cash and cash equivalents	0.2	(8.2)	—	(8.0)
Cash and cash equivalents:
Beginning of the period	0.1	36.9	—	37.0
End of the period	$0.3	$28.7	$—	$29.0

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

Our clients are increasingly dependent on Presidio to develop best of breed, vendor-agnostic agile, secure infrastructure solution sets comprised of Digital Infrastructure, Cloud, and Security solutions. Through our increasing focus on agile, secure infrastructure sets, we believe we are well positioned to benefit from the rapid growth in demand for Digital Infrastructure, Cloud and Security technologies. Within our three solutions areas, we offer customers enterprise-class solutions that are critical to driving digital transformation and expanding business capabilities. Examples of such solutions include advanced networking, Internet of Things ("IoT"), data analytics, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, data center, security, collaboration and mobility.

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

In December 2018, the Company launched a sales transformation project aimed to optimize our sales organization, campaigns and initiatives by empowering our sales resources with a combination of timely and actionable data and dynamic sales enablement training. The sales transformation project is being led by a team of senior sales leaders assisted by a third party consulting firm in coordination with senior management, and during the nine months ended March 31, 2019, we recognized $3.2 million of sales transformation and business optimization expenses that are included in our statement of operations as part of general and administrative expenses. We expect this project to expand our offerings and deepen our relationships with our clients through enhanced on-boarding and training, improved targeting data and systems and more effective deployment of both sales and engineering capacity.
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

Seasonality: Our results may be affected by slight variances as a result of seasonality we may experience across our business. This seasonality is typically driven by budget cycles and spending patterns across our diverse client base. For example, our local, state and federal government clients operate on an annual budget cycle, most often on the basis of a fiscal year that begins October 1. Our private sector clients operate on an annual budget cycle, most often on the basis of a fiscal year that begins January 1. It is not uncommon to experience a higher level of contract awards, funding actions and overall government and private demand for services in the final months and weeks of the government and private fiscal years, respectively. Consequently, our revenue in the first half of our fiscal year may be greater than revenue recognized in the second half of our fiscal year.
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
We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
	(as adjusted)		(as adjusted)
Total revenue	$653.4	$705.2	$2,033.9	$2,222.9
Gross margin	139.6	156.7	433.6	470.4
Net income	0.5	5.0	119.7	25.4
Adjusted EBITDA	48.9	52.7	166.2	173.1
Adjusted EBITDA margin	7.5%	7.5%	8.2%	7.8%
Adjusted Net Income	$26.7	$29.0	$90.1	$100.0

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

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
	(as adjusted)		(as adjusted)
Adjusted EBITDA reconciliation:
Net income	$0.5	$5.0	$119.7	$25.4
Total depreciation and amortization(1)	22.1	22.9	66.6	68.1
Interest and other (income) expense	23.3	13.3	49.8	38.5
Income tax expense (benefit)	(5.6)	1.9	(83.3)	9.4
EBITDA	40.3	43.1	152.8	141.4
Adjustments:
Share-based compensation expense	3.1	2.3	5.6	6.9
Purchase accounting adjustments(2)	0.1	—	0.3	0.2
Transaction costs(3)	4.2	4.7	6.3	19.2
Other costs(4)	1.2	2.6	1.2	5.4
Total adjustments	8.6	9.6	13.4	31.7
Adjusted EBITDA	$48.9	$52.7	$166.2	$173.1

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

(3)
“Transaction costs” (i) of $4.2 million for the three months ended March 31, 2018 includes professional fees and expenses associated with debt refinancing of $2.9 million, acquisition-related expenses of $0.7 million related to stay and retention bonuses, $0.4 million related to transaction-related legal, accounting and tax fees and $0.2 million related to transaction-related advisory and diligence fees; (ii) of $4.7 million for the three months ended March 31, 2019 includes acquisition-related expenses of $4.3 million related to stay, retention and earnout bonuses and $0.4 million related to transaction-related advisory and diligence fees primarily associated with our secondary offerings; (iii) of $6.3 million for the nine months ended March 31, 2018 includes professional fees and expenses associated with debt refinancing of $2.9 million, acquisition-related expenses of $1.7 million related to stay and retention bonuses, $1.2 million related to transaction-related advisory and diligence fees and $0.5 million related to transaction-related legal, accounting and tax fees; and (iv) of $19.2 million for the nine months ended March 31, 2019 includes acquisition-related expenses of $17.4 million related to stay, retention and earnout bonuses, $1.6 million related to transaction-related advisory and diligence fees primarily associated with our secondary offerings and $0.2 million related to transaction-related legal, accounting and tax fees.

(4)
“Other costs” (i) of $1.2 million for the three months ended March 31, 2018 related to severance charges associated with the retirement of our former Chief Financial Officer; (ii) of $2.6 million for the three months ended March 31, 2019 related to non-recurring sales transformation and business optimization expenses, (iii) of $1.2 million for the nine months ended March 31, 2018 related to severance charges associated with the retirement of our former Chief Financial Officer, and (iv) of $5.4 million for the nine months ended March 31, 2019 includes $1.6 million related to a one-time inventory write-off, $3.2 million of non-recurring sales transformation and business optimization expenses and $0.6 million of costs related to non-recurring cost-optimization expenses.

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
The reconciliation of Adjusted Net Income from Net Income for each of the periods presented is as follows (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2018	2019	2018	2019
	(as adjusted)		(as adjusted)
Adjusted Net Income reconciliation:
Net income	$0.5	$5.0	$119.7	$25.4
Adjustments:
Amortization of intangible assets	18.3	18.8	55.5	56.4
Amortization of debt issuance costs	1.0	0.9	3.6	2.7
Loss on extinguishment of debt	13.3	0.5	14.8	1.5
Share-based compensation expense	3.1	2.3	5.6	6.9
Purchase accounting adjustments	0.1	—	0.3	0.2
Transaction costs	4.2	4.7	6.3	19.2
Other costs	1.2	2.6	1.2	5.4
Revaluation of federal deferred taxes	(3.2)	—	(92.4)	—
Income tax impact of adjustments(1)	(11.8)	(5.8)	(24.5)	(17.7)
Total adjustments	26.2	24.0	(29.6)	74.6
Adjusted Net Income	$26.7	$29.0	$90.1	$100.0

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

Results of Operations - Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Revenue
Product	$528.8	$574.6	$45.8	8.7%
Service	124.6	130.6	6.0	4.8%
Total revenue	653.4	705.2	51.8	7.9%
Cost of revenue
Product	413.3	442.9	29.6	7.2%
Service	100.5	105.6	5.1	5.1%
Total cost of revenue	513.8	548.5	34.7	6.8%
Gross margin	139.6	156.7	17.1	12.2%
Product gross margin	115.5	131.7	16.2	14.0%
Service gross margin	24.1	25.0	0.9	3.7%
Product gross margin %	21.8%	22.9%		1.1%
Service gross margin %	19.3%	19.1%		(0.2)%
Total gross margin %	21.4%	22.2%		0.8%
Operating expenses
Selling expenses	70.5	79.8	9.3	13.2%
General and administrative expenses	26.1	30.3	4.2	16.1%
Transaction costs	4.2	4.7	0.5	11.9%
Depreciation and amortization	20.6	21.7	1.1	5.3%
Total operating expenses	121.4	136.5	15.1	12.4%
Selling, general and administrative expenses % of total revenue	14.8%	15.6%		0.8%
Operating income	18.2	20.2	2.0	11.0%
Interest and other (income) expense
Interest expense	10.1	13.1	3.0	29.7%
Loss on extinguishment of debt	13.3	0.5	(12.8)	(96.2)%
Other (income) expense, net	(0.1)	(0.3)	(0.2)	200.0%
Total interest and other (income) expense	23.3	13.3	(10.0)	(42.9)%
Income (loss) before income taxes	(5.1)	6.9	12.0	(235.3)%
Income tax expense (benefit)	(5.6)	1.9	7.5	(133.9)%
Net income	$0.5	$5.0	$4.5	n.m.
Adjusted EBITDA	$48.9	$52.7	$3.8	7.8%
Adjusted Net Income	$26.7	$29.0	$2.3	8.6%

Revenue

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Revenue
Product	$528.8	$574.6	$45.8	8.7%
Service	124.6	130.6	6.0	4.8%
Total revenue	$653.4	$705.2	$51.8	7.9%
Total revenue increased $51.8 million, or 7.9%, to $705.2 million for the three months ended March 31, 2019, compared to total revenue of $653.4 million for the three months ended March 31, 2018. We experienced growth in all of our solutions areas led by strong Cloud solution sales and all of our client segments led by 23.1% growth in large clients. Recurring revenue was up 52% over the prior year driven by our public cloud offerings and growth in managed services. We continued to experience accelerating growth in our backlog orders believed to be firm, which totaled $674.4 million as of March 31, 2019 and increased 33% compared to the prior year period.
Revenue from sales of product increased $45.8 million, or 8.7%, to $574.6 million for the three months ended March 31, 2019, compared to product revenue of $528.8 million for the three months ended March 31, 2018. The increase in product revenue was driven by growth in data center and security technologies, public cloud offerings, and software sales recognized on a net basis.
Revenue from sales of services increased $6.0 million, or 4.8%, to $130.6 million for the three months ended March 31, 2019, compared to service revenue of $124.6 million for the three months ended March 31, 2018. The increase in service revenue was primarily driven by 11% growth in managed services offerings.

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Revenue by solution area
Cloud	$99.9	$129.4	$29.5	29.5%
Security	72.4	84.2	11.8	16.3%
Digital Infrastructure	481.1	491.6	10.5	2.2%
Total revenue	$653.4	$705.2	$51.8	7.9%

Cloud revenue increased $29.5 million, or 29.5%, to $129.4 million in the three months ended March 31, 2019, compared to $99.9 million for the three months ended March 31, 2018, driven by increased interest in our multi-cloud offerings led by public cloud, driving a shift of cloud revenue from a point in time model to a recurring model. We are seeing traction with multi-cloud offerings with growth in hyperscalers combined with on-prem solutions packaged together as a solution. We experienced growth in Cloud revenue across all of our client categories led by our middle-market clients. In the middle-market, growth was driven by information technology and healthcare sectors. We also experienced growth with our large clients in the information technology and financial services sectors, and government clients in the state and local sector.
Security revenue increased $11.8 million, or 16.3%, to $84.2 million in the three months ended March 31, 2019, compared to $72.4 million in the three months ended March 31, 2018, driven by the increase in managed security services especially around security incident and event management along with security architecture and technology solutions. Our customers are increasingly turning to Presidio to help navigate the complex world of security and the increasing number of vendors. Our increase in Cloud and next generation Digital Infrastructure solutions is also driving growth as customers want to secure their cloud and digital infrastructure solutions. During the quarter, we experienced strong demand for Security solutions from all of our client segments led by the middle-market. In the middle-market growth was driven by retail and professional services customers. In the large sector growth was driven by retail and healthcare while in the government sector non-profit financial services drove the demand.

Digital Infrastructure revenue increased $10.5 million, or 2.2%, to $491.6 million in the three months ended March 31, 2019 compared to $481.1 million in the three months ended March 31, 2018, as we continue to see increased traction for next generation software defined infrastructure with automation and analytics leading to greater client demand for network upgrades. Software defined infrastructure is led by our customers move to both increasing adoption of software defined networking ("SDN") technologies in the local network and also using software defined wide area network ("SDWAN") for their remote offices. The increase was led by infrastructure sales in the government segment. In the government sector, growth in the quarter was driven by state and local government clients.

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Recurring revenue	$39.3	$59.9	$20.6	52.4%
All other revenue	614.1	645.3	31.2	5.1%
Total revenue	$653.4	$705.2	$51.8	7.9%

Recurring revenue increased $20.6 million, or 52.4%, to $59.9 million in the three months ended March 31, 2019 compared to $39.3 million in the three months ended March 31, 2018. Recurring revenue comprised 8.5% of our total revenue in the three months ended March 31, 2019, up from 6.1% in the three months ended March 31, 2018, as we continue to see strong client demand for our public cloud and managed services offerings. The backlog from our recurring revenue solutions now comprises 47% of our total revenue backlog.

Gross Margin

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Gross margin
Product gross margin	$115.5	$131.7	$16.2	14.0%
Service gross margin	24.1	25.0	0.9	3.7%
Gross margin	$139.6	$156.7	$17.1	12.2%
Product gross margin %	21.8%	22.9%		1.1%
Service gross margin %	19.3%	19.1%		(0.2)%
Total gross margin %	21.4%	22.2%		0.8%
Total gross margin increased $17.1 million, or 12.2%, to $156.7 million for the three months ended March 31, 2019, as compared to $139.6 million for the three months ended March 31, 2018, due to the 7.9% increase in total revenue and an expansion of product margins. As a percentage of total revenue, total gross margin increased 80 basis points to 22.2% for the three months ended March 31, 2019, up from 21.4% of revenue for the three months ended March 31, 2018.
Product gross margin increased $16.2 million, or 14.0%, to $131.7 million for the three months ended March 31, 2019, as compared to $115.5 million for the three months ended March 31, 2018. Product gross margin as a percentage of product revenue was 22.9% for the three months ended March 31, 2019, up 110 basis points compared to the prior year period. Product margin expansion was primarily the result of strong revenue growth of software recognized on a net basis.
Service gross margin increased $0.9 million, or 3.7%, to $25.0 million for the three months ended March 31, 2019, as compared to $24.1 million for the three months ended March 31, 2018. Services gross margin as a percentage of revenue was 19.1% for the three months ended March 31, 2019, a decrease of 20 basis points from 19.3% for the three months ended March 31, 2018.

Operating Expenses

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Operating expenses
Selling expenses	$70.5	$79.8	$9.3	13.2%
General and administrative expenses	26.1	30.3	4.2	16.1%
Selling, general and administrative expenses	96.6	110.1	13.5	14.0%
Transaction costs	4.2	4.7	0.5	11.9%
Depreciation and amortization	20.6	21.7	1.1	5.3%
Total operating expenses	$121.4	$136.5	$15.1	12.4%
Selling, general and administrative expenses % of total revenue	14.8%	15.6%		0.8%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $13.5 million, or 14.0%, to $110.1 million during the three months ended March 31, 2019, as compared to $96.6 million for the three months ended March 31, 2018. The overall increase in SG&A was primarily related to increased commissions driven by the 12.2% growth in gross margin, an investment in sales resources focused in high growth areas of the business, $2.6 million of non-recurring sales transformation and business optimization expenses, and the additional SG&A related to acquisitions completed during our prior fiscal year. For the quarter, SG&A as a percentage of revenue increased 80 basis points from 14.8% of revenue for the three months ended March 31, 2018 to 15.6% for three months ended March 31, 2019.

Transaction costs increased $0.5 million to $4.7 million in the three months ended March 31, 2019 due to higher expenses related to certain stay, retention and earnout bonuses associated with the performance of businesses acquired during the fiscal year ended June 30, 2018 offset by lower professional fees and expenses associated with debt refinancings.
Interest and Other (Income) Expense

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
Interest and other (income) expense
Interest expense	$10.1	$13.1	$3.0	29.7%
Loss on extinguishment of debt	13.3	0.5	(12.8)	(96.2)%
Other (income) expense, net	(0.1)	(0.3)	(0.2)	200.0%
Total interest and other (income) expense	$23.3	$13.3	$(10.0)	(42.9)%
Interest and other (income) expense decreased $10.0 million, or 42.9%, to $13.3 million for the three months ended March 31, 2019, from $23.3 million in the three months ended March 31, 2018. The change resulted from higher interest expense associated with additional borrowings used to complete the September 2018 share repurchase and higher variable interest rates on the outstanding principal balance, more than offset by a smaller loss on extinguishment of debt in the three months ended March 31, 2019.
Income Tax Expense

	Three months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Income (loss) before income taxes	$(5.1)	$6.9	$12.0	(235.3)%
Income tax expense (benefit)	(5.6)	1.9	7.5	(133.9)%
Net income	$0.5	$5.0	$4.5	n.m.

The income tax expense was $1.9 million in the three months ended March 31, 2019, compared to an income tax benefit of $5.6 million in the three months ended March 31, 2018. The effective tax rate was 27.5% in the three months ended March 31, 2019 compared to 109.8% in the three months ended March 31, 2018. The reduction in the effective tax rate is due to the fact that the three months ended March 31, 2018 included the impact of permanent differences primarily related to TCJA. The ultimate impact of TCJA reduced our U.S. federal corporate tax rate for our fiscal year ended June 30, 2019 to 21.0%.
Adjusted EBITDA
Adjusted EBITDA increased $3.8 million, or 7.8%, to $52.7 million for the three months ended March 31, 2019, from $48.9 million for the three months ended March 31, 2018, driven by strong revenue growth and expansion in gross margins. Adjusted EBITDA margins were 7.5% for the three months ended March 31, 2019 consistent with the three months ended March 31, 2018 as the higher gross margins were offset by higher SG&A largely associated with the investments in cloud and security sales resources.
Adjusted Net Income
Adjusted Net Income increased $2.3 million, or 8.6%, to $29.0 million for the three months ended March 31, 2019, from $26.7 million in the three months ended March 31, 2018, primarily due to the higher Adjusted EBITDA in the period.

Results of Operations - Nine Months Ended March 31, 2019 compared to the Nine Months Ended March 31, 2018

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Revenue
Product	$1,658.5	$1,841.4	$182.9	11.0%
Service	375.4	381.5	6.1	1.6%
Total revenue	2,033.9	2,222.9	189.0	9.3%
Cost of revenue
Product	1,303.7	1,445.5	141.8	10.9%
Service	296.6	307.0	10.4	3.5%
Total cost of revenue	1,600.3	1,752.5	152.2	9.5%
Gross margin	433.6	470.4	36.8	8.5%
Product gross margin	354.8	395.9	41.1	11.6%
Service gross margin	78.8	74.5	(4.3)	(5.5)%
Product gross margin %	21.4%	21.5%		0.1%
Service gross margin %	21.0%	19.5%		(1.5)%
Total gross margin %	21.3%	21.2%		(0.1)%
Operating expenses
Selling expenses	201.0	225.9	24.9	12.4%
General and administrative expenses	77.8	87.4	9.6	12.3%
Transaction costs	6.3	19.2	12.9	204.8%
Depreciation and amortization	62.3	64.6	2.3	3.7%
Total operating expenses	347.4	397.1	49.7	14.3%
Selling, general and administrative expenses % of total revenue	13.7%	14.1%		0.4%
Operating income	86.2	73.3	(12.9)	(15.0)%
Interest and other (income) expense
Interest expense	35.3	37.4	2.1	5.9%
Loss on extinguishment of debt	14.8	1.5	(13.3)	(89.9)%
Other (income) expense, net	(0.3)	(0.4)	(0.1)	33.3%
Total interest and other (income) expense	49.8	38.5	(11.3)	(22.7)%
Income (loss) before income taxes	36.4	34.8	(1.6)	(4.4)%
Income tax expense (benefit)	(83.3)	9.4	92.7	(111.3)%
Net income	$119.7	$25.4	$(94.3)	(78.8)%
Adjusted EBITDA	$166.2	$173.1	$6.9	4.2%
Adjusted Net Income	$90.1	$100.0	$9.9	11.0%

Revenue

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Revenue
Product	$1,658.5	$1,841.4	$182.9	11.0%
Service	375.4	381.5	6.1	1.6%
Total revenue	$2,033.9	$2,222.9	$189.0	9.3%
Total revenue increased $189.0 million, or 9.3%, to $2,222.9 million for the nine months ended March 31, 2019, compared to total revenue of $2,033.9 million for the nine months ended March 31, 2018. Revenue growth was driven by growth in all of our solution areas, including 35.1% growth in recurring revenue. We experienced overall growth with government clients, however sales to the federal government declined as compared to the prior year period. In addition, our backlog believed to be firm increased 33% compared to the prior year.
Revenue from sales of product increased $182.9 million, or 11.0%, to $1,841.4 million for the nine months ended March 31, 2019, compared to product revenue of $1,658.5 million for the nine months ended March 31, 2018. The increase in product revenue was driven by growth in networking infrastructure and security technologies, public cloud offerings, and software recognized on a net basis.
Revenue from sales of services increased $6.1 million, or 1.6%, to $381.5 million for the nine months ended March 31, 2019, compared to service revenue of $375.4 million for the nine months ended March 31, 2018. Services revenue growth was not as strong as the growth in product revenue due to lengthening of our client engagements. However, we did see strong activity with clients as services revenue backlog grew 14% compared to the prior year.

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Revenue by solution area
Cloud	$335.3	$360.1	$24.8	7.4%
Security	239.6	260.9	21.3	8.9%
Digital Infrastructure	1,459.0	1,601.9	142.9	9.8%
Total revenue	$2,033.9	$2,222.9	$189.0	9.3%

Cloud revenue increased $24.8 million, or 7.4%, to $360.1 million in the nine months ended March 31, 2019, compared to $335.3 million for the nine months ended March 31, 2018, driven by increased interest in our multi-cloud offerings led by public cloud, driving a shift of cloud revenue from a point in time model to a recurring model. We also experienced growth in our hyper-converged offerings as clients look to move to a multi-cloud model leveraging both on-prem and hyperscaler offerings. Growth in the quarter was driven by both large and government client sectors. In the large market, we experienced strong growth from financial services and information technology clients. In the government sector growth was driven by both state and local and federal clients.
Security revenue increased $21.3 million, or 8.9%, to $260.9 million in the nine months ended March 31, 2019, compared to $239.6 million in the nine months ended March 31, 2018, driven by increase in managed security services especially around security incident and event management along with security architecture and technology solutions. Our customers are increasingly turning to Presidio to help navigate the complex world of security and the increasing number of vendors. We experienced demand for Security solutions across all client segments driven by our middle-market and government clients. In the middle-market growth was driven by healthcare and information technology clients. In the government sector, non-profit financial services and state and local clients drove the demand.

Digital Infrastructure revenue increased $142.9 million, or 9.8%, to $1,601.9 million in the nine months ended March 31, 2019 compared to $1,459.0 million in the nine months ended March 31, 2018, as we continue to see increased traction for next generation software defined infrastructure which included greater adoption of software defined wide-area network (“SDWAN”) and software defined networking (“SDN”) technologies. The increase was led by infrastructure sales across all of our market sectors, led by government clients. In the government sector, state and local government clients drove the increase, which included a number of large projects. In the large client market, growth was driven by financial services and manufacturing and transportation; while in the middle-market, healthcare clients led the growth.

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Recurring revenue	$112.4	$151.9	$39.5	35.1%
All other revenue	1,921.5	2,071.0	149.5	7.8%
Total revenue	$2,033.9	$2,222.9	$189.0	9.3%

Recurring revenue increased $39.5 million, or 35.1%, to $151.9 million in the nine months ended March 31, 2019 compared to $112.4 million in the nine months ended March 31, 2018. Recurring revenue comprised 6.8% of our total revenue in the nine months ended March 31, 2019, up from 5.5% in the nine months ended March 31, 2018, as we continue to see strong client demand for our public cloud and managed services offerings. The backlog from our recurring revenue solutions now comprises 47% of our total revenue backlog.

Gross Margin

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Gross margin
Product gross margin	$354.8	$395.9	$41.1	11.6%
Service gross margin	78.8	74.5	(4.3)	(5.5)%
Gross margin	$433.6	$470.4	$36.8	8.5%
Product gross margin %	21.4%	21.5%		0.1%
Service gross margin %	21.0%	19.5%		(1.5)%
Total gross margin %	21.3%	21.2%		(0.1)%
Total gross margin increased $36.8 million, or 8.5%, to $470.4 million for the nine months ended March 31, 2019, as compared to $433.6 million for the nine months ended March 31, 2018, due to the 9.3% increase in total revenue, partially offset by a decline in service margins. As a percentage of total revenue, total gross margin decreased 10 basis points to 21.2% for the nine months ended March 31, 2019, down from 21.3% of revenue for the nine months ended March 31, 2018.
Product gross margin increased $41.1 million or 11.6%, to $395.9 million for the nine months ended March 31, 2019, as compared to $354.8 million for the nine months ended March 31, 2018. Product gross margin as a percentage of product revenue was 21.5% for the nine months ended March 31, 2019, up from 21.4% of revenue for the nine months ended March 31, 2018. The favorable impact of strong growth in software sales recognized on a net basis was partly offset by lower margins on our public cloud offerings resulting from investments made in the period.
Service gross margin decreased $4.3 million, or 5.5%, to $74.5 million for the nine months ended March 31, 2019, as compared to $78.8 million for the nine months ended March 31, 2018. Services gross margin as a percentage of revenue was 19.5% for the nine months ended March 31, 2019, a decrease of 150 basis points from 21.0% for the nine months ended March 31, 2018. The decline in total service margins was the result of a lengthening of client projects, higher revenue recognition on lower margin services offerings, and high inflationary costs of attracting and retaining our engineering talent.
Operating Expenses

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Operating expenses
Selling expenses	$201.0	$225.9	$24.9	12.4%
General and administrative expenses	77.8	87.4	9.6	12.3%
Selling, general and administrative expenses	278.8	313.3	34.5	12.4%
Transaction costs	6.3	19.2	12.9	204.8%
Depreciation and amortization	62.3	64.6	2.3	3.7%
Total operating expenses	$347.4	$397.1	$49.7	14.3%
Selling, general and administrative expenses % of total revenue	13.7%	14.1%		0.4%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $34.5 million, or 12.4%, to $313.3 million during the nine months ended March 31, 2019, as compared to $278.8 million for the nine months ended March 31, 2018. The overall increase in SG&A was primarily related to an investment in sales resources focused on high growth areas of the business, increased incentive compensation driven by the 8.5% growth in gross margin, the additional SG&A related to acquisitions completed during the prior fiscal year, and $3.2 million of non-recurring sales transformation and business optimization expenses. SG&A as a percentage of revenue increased 40 basis points from 13.7% of revenue for the nine months ended March 31, 2018 to 14.1% for nine months ended March 31, 2019.

Transaction costs increased $12.9 million to $19.2 million in the nine months ended March 31, 2019 primarily due to higher stay, retention and earnout bonuses associated with the performance of businesses acquired during the fiscal year ended June 30, 2018.
Interest and Other (Income) Expense

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
Interest and other (income) expense
Interest expense	$35.3	$37.4	$2.1	5.9%
Loss on extinguishment of debt	14.8	1.5	(13.3)	(89.9)%
Other (income) expense, net	(0.3)	(0.4)	(0.1)	33.3%
Total interest and other (income) expense	$49.8	$38.5	$(11.3)	(22.7)%
Interest and other (income) expense decreased $11.3 million, or 22.7%, to $38.5 million for the nine months ended March 31, 2019, from $49.8 million in the nine months ended March 31, 2018. The $2.1 million increase in interest expense for the nine months ended March 31, 2019 primarily resulted from lower interest expense associated with the January 2018 refinancing transactions, more than offset by higher outstanding balances of term debt and higher variable interest rates. The decline in the loss on extinguishment of debt is primarily associated with the January 2018 refinancing recognized in the prior year.
Income Tax Expense

	Nine months ended March 31,		Change
(in millions)	2018	2019	$	%
	(as adjusted)
Income (loss) before income taxes	$36.4	$34.8	$(1.6)	(4.4)%
Income tax expense (benefit)	(83.3)	9.4	92.7	(111.3)%
Net income	$119.7	$25.4	$(94.3)	(78.8)%
Income tax expense was $9.4 million in the nine months ended March 31, 2019, compared to an income tax benefit of $83.3 million in the nine months ended March 31, 2018. The effective tax rate was 27.0% in the nine months ended March 31, 2019, compared to (228.8)% in the nine months ended March 31, 2018. The change in the effective tax rate is primarily due to the $92.4 million revaluation of deferred income tax assets and liabilities that was recorded in the nine months ended March 31, 2018. The U.S. federal corporate income tax rate declined to 21% for the nine months ended March 31, 2019, as prescribed in the enacted tax legislation of TCJA.
Adjusted EBITDA
Adjusted EBITDA increased $6.9 million, or 4.2%, to $173.1 million for the nine months ended March 31, 2019, from $166.2 million for the nine months ended March 31, 2018, driven by the higher gross margin partially offset by the increase in SG&A associated with investment in cloud and security sales resources. Adjusted EBITDA margin was 7.8% for the nine months ended March 31, 2019 compared to 8.2% for the nine months ended March 31, 2018. The investments we have made in our public cloud offerings impacted our margins by approximately 20 basis points, with the remainder relating to lower services margins due to the lengthening of service engagements and investments in sales resources.

Adjusted Net Income
Adjusted Net Income increased $9.9 million, or 11.0%, to $100.0 million for the nine months ended March 31, 2019, from $90.1 million in the nine months ended March 31, 2018 due to the increase in Adjusted EBITDA, as well as the favorable impact of tax reform and lower interest expense in the nine months ended March 31, 2019.

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
Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Nine months ended March 31,
	2018	2019
Net cash provided by (used in)
Operating activities	$142.7	$106.6
Investing activities	(98.2)	(127.0)
Net change in accounts payable — floor plan	(55.1)	(28.3)
Other financing activities	8.0	40.7
Financing activities	(47.1)	12.4
Net decrease in cash and cash equivalents	$(2.6)	$(8.0)
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
Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Nine months ended March 31,
	2018	2019
Impact of tax deductible goodwill and intangible assets	$7.7	$6.7
Nine months ended March 31, 2019: Net cash provided by operating activities for the nine months ended March 31, 2019 was $106.6 million. This was primarily attributed to net income of $25.4 million adjusted for: $56.4 million of intangible amortization expense, $11.7 million of total property and equipment depreciation expense, $6.9 million of share-based compensation expense, $2.7 million of amortization of debt issuance costs, $1.5 million of losses on extinguishment of debt, mostly offset by a $7.3 million decrease in our working capital components. The net decrease in our working capital components was primarily driven by lower cash disbursements for accounts payable — trade, higher cash uses for public cloud resale and managed services investments, and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.
Nine months ended March 31, 2018: Net cash provided by operating activities for the nine months ended March 31, 2018 was $142.7 million. This was primarily attributed to net income of $119.7 million adjusted for: $55.5 million of intangible amortization expense, $11.1 million for total property and equipment depreciation expense, $3.6 million of amortization of debt issuance costs, $14.8 million of losses on extinguishment of debt, $5.6 million of share-based compensation, and a $20.7 million decrease in our working capital components, partially offset by a $87.8 million deferred income tax benefit. The net decrease in our working capital components was primarily driven by a decrease in cash disbursements for accounts payable - trade partially offset by an increase in cash disbursements for accrued expenses and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.
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
Nine months ended March 31, 2019: Net cash used in investing activities for the nine months ended March 31, 2019 was $127.0 million, primarily related to investments in equipment under sales-type leases with customers of $122.8 million, and the purchase of property and equipment of $11.3 million.
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
Nine months ended March 31, 2019: Net cash provided by financing activities for the nine months ended March 31, 2019 was $12.4 million, comprised of the $28.3 million decrease in accounts payable — floor plan more than offset by $40.7 million of cash inflows for other financing activities. The $40.7 million of cash inflows in other financing activities was primarily the result of $141.4 million in proceeds from discounting financing receivables, mostly offset by $75.0 million in repayments on term loans, $21.6 million of retirements of discounted financing receivables and $6.6 million of dividends paid. The Company received $158.1 million in proceeds from the issuance of incremental term loans in the period that were used to fund a share repurchase of $158.6 million.
Nine months ended March 31, 2018: Net cash used in financing activities for the nine months ended March 31, 2018 was $47.1 million, comprised of a $55.1 million of net repayments on the accounts payable — floor plan facility and $8.0 million of other financing activities. The $8.0 million of other financing activities was primarily the result of $81.5 million in proceeds from discounting financing receivables and $5.9 million of proceeds from issuance of common stock under share-based compensation plans, more than offset by $75.0 million in repayments on term loans and $5.7 million of retirements of discounted financing receivables.
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

(in millions, except ratio data)	June 30, 2018		March 31, 2019
Net debt	$649.6		$742.6
Net working capital ratio (as adjusted)	1.03	x	1.02	x
Available liquidity	$333.2		$327.6

	Nine months ended March 31,
(in millions)	2018	2019
Free cash flow	$74.5	$73.1
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of March 31, 2019 and June 30, 2018 (in millions):

	June 30, 2018	March 31, 2019
Total long-term debt, net of debt issuance costs	$671.2	$757.7
Unamortized debt issuance costs	15.4	13.9
Cash and cash equivalents	(37.0)	(29.0)
Net debt	$649.6	$742.6
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.02x and 1.03x as of March 31, 2019 and June 30, 2018, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of June 30, 2018 and March 31, 2019 (in millions):

	June 30, 2018	March 31, 2019
Cash and cash equivalents	$37.0	$29.0
Availability under the revolving credit facility	48.2	48.6
Availability under the receivables securitization facility	248.0	250.0
Available liquidity	$333.2	$327.6

Available liquidity decreased from $333.2 million at June 30, 2018 to $327.6 million at March 31, 2019 primarily as a result of lower cash on hand.

The following table presents amounts outstanding under our primary sources of liquidity as of March 31, 2019 and June 30, 2018 (in millions):

	June 30, 2018	March 31, 2019
Cash and cash equivalents	$37.0	$29.0
Accounts payable—floor plan facility	$210.6	$182.4
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	686.6	771.6
Total long-term debt	$686.6	$771.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to: (i) include the net change in accounts payable - floor plan, (ii) include the aggregate net cash impact of our leasing business, (iii) include purchases of property and equipment, and (iv) exclude cash payments for acquisition-related earnout bonuses.

The following table presents the aggregate net cash impact of our leasing business for the nine months ended March 31, 2019 and 2018 (in millions):

	Nine months ended March 31,
	2018	2019
Additions of equipment under sales-type and direct financing leases	$(80.6)	$(122.8)
Proceeds from collection of financing receivables	3.0	6.8
Additions to equipment under operating leases	(1.5)	(0.3)
Proceeds from disposition of equipment under operating leases	0.7	0.6
Proceeds from the discounting of financing receivables	81.5	141.4
Retirements of discounted financing receivables	(5.7)	(21.6)
Aggregate net cash impact of leasing business	$(2.6)	$4.1

The following table presents reconciliation of free cash flow from net cash provided by operating activities for the nine months ended March 31, 2019 and 2018 (in millions):

	Nine months ended March 31,
	2018	2019
Net cash provided by operating activities	$142.7	$106.6
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	(55.1)	(28.3)
Aggregate net cash impact of leasing business	(2.6)	4.1
Purchases of property and equipment	(10.5)	(11.3)
Payments of acquisition-related earnout bonuses	—	2.0
Total adjustments	(68.2)	(33.5)
Free cash flow	$74.5	$73.1

During the three and nine months ended March 31, 2019, the Company made public cloud resale investments of $9.2 million and $26.9 million, respectively.
Commitments and Contingencies
See the information set forth in Note 11 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We had $1.4 million of outstanding letters of credit on our revolving credit facility as of both March 31, 2019 and June 30, 2018. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

The following is a summary of the dividends declared by the Company to holders of common stock:

Declaration Date	Record Date	Payment Date	Amount Per Share
September 6, 2018	September 26, 2018	October 5, 2018	$0.04
November 7, 2018	December 26, 2018	January 7, 2019	$0.04
February 6, 2019	March 27, 2019	April 5, 2019	$0.04
May 8, 2019	June 26, 2019	July 5, 2019	$0.04

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
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Although we are no longer a “controlled company” within the meaning of NASDAQ rules, AP VIII Aegis Holdings, L.P. (“Aegis LP”) continues to hold approximately 42.5% of our common stock and continues to have the ability to exert significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.
As of March 31, 2019, Aegis LP holds approximately 42.5% of our common stock. The interests of Aegis LP could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by Aegis LP could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that a stockholder may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by Aegis LP could cause our stock price to decline.
In addition, the stockholders’ agreement with Aegis LP that we entered into in connection with our IPO provides that, except as otherwise required by applicable law, if Aegis LP and Apollo Investment Fund VIII, L.P. (“Apollo Fund VIII”), along with their parallel investment funds (collectively, the “Apollo Funds”), hold (a) at least 50% of our outstanding common stock, they will have the right to designate up to five nominees to our Board of Directors, (b) at least 30% but less than 50% of our outstanding common stock, they will have the right to designate up to four nominees to our Board of Directors, (c) at least 20% but less than 30% of our outstanding common stock, they will have the right to designate up to three nominees to our Board of Directors and (d) at least 10% but less than 20% of our outstanding common stock, they will have the right to designate two nominees to our Board of Directors. The agreement provides that if the size of our Board of Directors is increased or decreased at any time, the nomination rights of the Apollo Funds will be proportionately increased or decreased, respectively, rounded up to the nearest whole number.
Additionally, the group of (a) Apollo Global Management, LLC (“Apollo”), (b) the Apollo Funds, (c) any other investment fund or other collective investment vehicle affiliated with or managed by affiliates of Apollo or whose general partner or managing member is owned, directly or indirectly, by Apollo and (d) any affiliate of the foregoing (in each case, other than the Company and its subsidiaries) (collectively, the “Apollo Group”) is in the business of making or advising on investments in companies and holds (and may from time to time in the future acquire) interests in or provides advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Apollo Group may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
So long as the Apollo Funds continue to beneficially own a significant amount of our equity, the Apollo Funds may continue to be able to strongly influence or effectively control our decisions.
The foregoing and other issues related to the Apollo Funds’ influence over any of the foregoing may adversely impact prevailing market prices for our common stock.
Although we are no longer a “controlled company” within the meaning of NASDAQ rules, we may continue to rely on exemptions from certain corporate governance requirements during a permitted transition period.
The Apollo Funds no longer control a majority of our voting common stock. As a result, we no longer qualify as a “controlled company” within the meaning of the NASDAQ corporate governance requirements. The NASDAQ rules require that we appoint a majority of independent directors to the Board of Directors within one year of the date we no longer qualify as a “controlled company.” As required by the NASDAQ rules, we appointed one independent member to each of the compensation and nominating and corporate governance committees prior to the completion of the secondary offering by Aegis L.P. on February 12, 2019, and then reconstituted the committees on May 6, 2019 so that they are each composed of a majority of independent members. The NASDAQ rules also require that we appoint compensation and nominating and corporate governance committees composed entirely of independent directors within one year of the date of such secondary offering. During these transition periods, we may elect not to comply with certain NASDAQ corporate governance requirements as permitted by the NASDAQ rules, including:
•the requirement that a majority of the Board of Directors consists of independent directors;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Accordingly, during these transition periods, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements of the NASDAQ. Additionally, if within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with NASDAQ rules, we may be subject to enforcement actions by NASDAQ. In addition, although we are no longer be a controlled company within the meaning of the NASDAQ rules, Apollo will continue to be able to significantly influence or effectively control our decisions.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017.	S-8	3.2	3/13/2017
10.1	Incremental Assumption Agreement and Amendment No. 8, dated March 29, 2019, by and among Presidio, LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	8-K	10.1	3/29/2019
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Filed herewith.
**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: May 8, 2019	By:	/s/ NEIL O. JOHNSTON
Neil O. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)