Form 10-K
period 2019-06-30
Presidio, Inc.
filed 2019-08-29
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019

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

As of August 20, 2019, the latest practicable date, 83,183,986 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding. The aggregate market value of the registrant's common stock, $0.01 par value, held by non-affiliates of the registrant as of December 31, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $489.5 million, based upon the last reported sales price for such date on the NASDAQ Global Select Market.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K. All forward-looking information in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions;

•	a reduced demand for our information technology solutions;

•	a decrease in spending on technology products by our federal and local government clients;

•	the availability of products from vendor partners and maintenance of vendor relationships;

•	the role of rapid innovation and the introduction of new products in our industry;

•	our ability to compete effectively in a competitive industry;

•	the termination of our client contracts;

•	the failure to effectively develop, maintain and operate our information technology systems;

•	our inability to adequately maintain the security of our information technology systems and clients’ confidential information;

•	unsuccessful investments in new services and technologies;

•	the costs of litigation and losses if we infringe on the intellectual property rights of third parties;

•	inaccurate estimates of pricing terms with our clients;

•	failure to comply with the terms of our public sector contracts;

•	any failures by third-party contractors upon whom we rely to provide our services;

•	any failures by third-party commercial delivery services;

•	our inability to retain or hire skilled technology professionals and key personnel;

•	the disruption to our supply chain if suppliers fail to provide products;

•	the risks associated with accounts receivables and inventory exposure;

•	the failure to realize the entire investment in leased equipment;

•	our inability to realize the full amount of our backlog;

•	the failure to achieve the expectations we have for our acquisitions;

•	fluctuations in our operating results;

•	potential litigation and claims;

•	changes in accounting rules, tax legislation and other legislation;

•	the potential impact on our suppliers of possible new taxes on imports and new tariffs and trade restrictions and changes in tariff rates and trade restrictions;

•	increased costs of labor and benefits;

•	our inability to focus our resources, maintain our business structure and manage costs effectively;

•	the failure to deliver technical support services of sufficient quality;

•	the failure to meet our growth objectives and strategies;

•	ineffectiveness of our internal controls;

•	the risks pertaining to our substantial level of indebtedness;

•	the ability to manage cybersecurity risks; and

•	failure to consummate the Merger;

•	a delay in consummation of the Merger, or a termination of the Merger Agreement;

•	the other factors discussed in the section of this Annual Report entitled “Risk Factors.”

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

Part I

Item 1.         Business

Company Overview

Presidio, Inc. (together with its subsidiaries, the “Company,” “Presidio” or “we”) is a leading provider of information technology (“IT”) solutions in North America. We deliver this technology expertise through a full life-cycle model of professional, managed, and support services including strategy, consulting, implementation and design. By taking the time to deeply understand how our clients define success, we help them harness technology advances, simplify IT complexity and optimize their environments today while enabling future applications, user experiences, and revenue models.

Our mission is to enable our clients to capture economic value from the digital transformation of their businesses by developing, implementing and managing world class, cloud ready, secure and agile IT Infrastructure solutions. By investing in the future of IT solutions we stay at the forefront of technology trends and to ensure our clients have access to a wide range of technologies and best-of-breed solutions, we partner with over 500 original equipment manufacturers (“OEMs”) including market leaders and emerging providers to bring our clients integrated, multi technology solutions.

Our clients are increasingly dependent on Presidio to develop best of breed, vendor-agnostic agile, secure multi-cloud digital solutions. We are well positioned to benefit from the rapid growth in demand for our customers' digital journey. Examples of such solutions include software defined networking, Internet of Things (“IoT”), data analytics, unified communications, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, cloud, data center, security, collaboration and mobility.

As a strategic partner and trusted advisor to our clients, we provide the expertise to implement new solutions, as well as optimize and better leverage existing IT resources. Our services-led, lifecycle model leads to ongoing client engagement. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of over 1,600 engineers as of June 30, 2019, enabling us to architect and manage the ideal IT solutions for our clients. We develop and maintain our long-term client relationships through a localized direct sales force of approximately 500 employees based in over 60 offices across the United States as of June 30, 2019. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win, retain and expand our client relationships.

The Company focuses on serving the middle market as it is a highly attractive segment of the IT services market, and we are differentiated by our strategic focus on this attractive segment. The increasing potential and complexity of emerging technologies and digital transformation are creating more demand for our solutions and services. Customers in the middle market are usually large enough to have substantial technology needs but typically have fewer IT resources and lack the broad expertise required to develop the necessary solutions as compared to larger companies. As a trusted solutions provider, our clients rely on us for IT investment decisions. We simplify IT for them by building solutions utilizing what we view as the best possible technologies. Since many large-scale IT service providers focus on larger enterprises, and because many resellers are unable to provide end-to-end solutions, we believe the middle market has remained underpenetrated and underserved.

As of June 30, 2019, we serve approximately 7,900 middle-market, large, and government organizations across a diverse range of industries. In our fiscal year ended June 30, 2019, only 20% of our revenue was attributable to our top 25 clients by revenue and no industry vertical accounted for more than 20% of our revenue. Among the verticals that we serve, healthcare, government, financial services, education, and professional services are our largest categories. We believe that our diversified client profile is a key driver of our ability to generate growth across different economic and technology cycles.

Our Growth Strategies

We have numerous growth strategies that have allowed us to grow organically and inorganically. In addition to the recurring growth strategies described below, we may initiate non-recurring efforts to enhance our growth potential. The Company has launched several projects aimed to optimize our sales organization and enhance efficiencies. These projects are being led by a team of senior sales leaders assisted by third party consulting firms in coordination with senior management, and during the fiscal year ended June 30, 2019, we recognized $6.8 million of consulting and business optimization expenses that are included in our statement of operations as part of general and administrative expenses. We expect these projects to deepen our relationships with our clients and expand our offerings through enhanced on-boarding and training, improved targeting data and systems and more effective deployment of both sales and engineering capacity.

Expand and Deepen Relationships with Existing Clients

We have a long history of expanding revenue from existing clients by selling additional solutions based on their evolving needs. We believe increasing complexity in the market combined with our end-to-end IT solutions and our high-touch, lifecycle approach, position us for continued growth. This approach has resulted in strong client satisfaction and increasing client engagement that we believe will enable us to continue expanding our revenue per client as our clients leverage our expertise to adopt emerging technologies. As middle-market businesses accelerate the move to cloud capabilities and enhance digital security, we believe we are well positioned to capture increased spend from our existing client relationships.

Develop New Client Relationships

We believe the diverse and fragmented nature of the North American IT services market provides us with a significant opportunity to further grow our client base. We have developed domain expertise managing complex technologies and vertical-specific challenges, which makes us a compelling choice for potential clients looking for an IT solutions partner. Our efforts to develop new client relationships are supported by our existing, referable client base. With our technological capabilities and proven record of success with clients, we are well positioned to acquire more clients as the need grows for consulting, deployment, integration and managed services. We also conduct highly coordinated marketing and sales activities using the strength of the Presidio brand to win new clients and penetrate highly localized markets. In these markets, we are well positioned against smaller regional IT providers who lack the resources to invest in increasingly advanced IT solutions.

Develop and Offer New Services and Solutions

We focus on providing our clients with the highest quality, optimal solutions for their complex IT needs. We have developed innovative solutions for our clients across technology cycles and are currently developing and providing solutions based on emerging IT trends. Digital Infrastructure, Cloud and Security are some of the fastest growing areas of IT spend and we are focused on developing and deploying new solutions to serve these markets. Through our national team of engineers, we maintain institutional knowledge and services capabilities that are adaptable, scalable, and transferable. We are constantly improving our offerings and developing new services and solutions for our clients, which we expect to drive incremental growth from existing and new clients and expansion in our recurring revenue.

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

Our Competition

We believe we are the only national, vendor-agnostic IT services company that provides advanced end-to-end solutions through local high-touch relationships to the middle market. We believe we are competitively differentiated by our broad range of capabilities that we combine to offer best-in-class solutions to the middle market. We incorporate high-value services including strategy and consulting, design, implementation, optimization, and managed services, as well as technology expertise and strong vendor relationships. Across our solutions, we compete with companies such as Accenture, CDW, Deloitte, WWT, Dimension Data, DXC Technologies, ePlus, Optiv and cloud infrastructure providers like Rackspace, 2ndwatch, and Logicworks. We categorize our competitors as:

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

Our Sponsor

As of August 20, 2019, AP VIII Aegis Holdings, L.P. (“Aegis LP”) holds approximately 42.2% of our common stock. AP VIII Aegis Holdings GP, LLC (“Aegis GP”) is the general partner of Aegis LP, and Apollo Investment Fund VIII, L.P. (“Apollo VIII”) is one of the members of Aegis GP and as such has the right to direct the manager of Aegis GP in its management of Aegis GP. Apollo Management VIII, L.P. ("Management VIII") serves as the non-member manager of Aegis GP and as the investment manager of Apollo VIII. AIF VIII Management LLC ("AIF VIII LLC") serves as the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VIII LLC, and Apollo Management GP, LLC (“Apollo Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Apollo Management GP and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP.

Founded in 1990, Apollo Global Management, LLC (together with its consolidated subsidiaries, "Apollo") is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Chicago, St. Louis, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. As of June 30, 2019, Apollo had assets under management of approximately $312 billion in private equity, credit and real estate funds, invested across a core group of nine industries in which Apollo has considerable knowledge and resources. For more information about Apollo, please visit www.agm.com. Information contained on Apollo’s website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K.

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

We have been issued a U.S. patent related to our cloud management solution known as Presidio Managed Cloud, which is now part of Presidio Vision Portal. Seeking patent protection is part of our strategy for competitively differentiating our hybrid cloud solution, but patent protection is not essential to our company as a whole or to our Presidio Managed Cloud business.

Employees

As of June 30, 2019, we had approximately 2,900 full-time employees in 63 locations across the United States. Included in this total is a localized direct sales force of approximately 500 employees as well as a team of over 1,600 engineers. As of June 30, 2019, none of our employees were covered by a collective bargaining agreement.

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

On February 2, 2015, certain investment funds affiliated with or managed by Apollo and its subsidiaries, including Apollo VIII, along with their parallel investment funds (the “Apollo Funds”) acquired Presidio Holdings Inc., at which time Presidio Holdings Inc. became a direct wholly-owned subsidiary of the Company. We applied the acquisition method of accounting that created a new basis of accounting for the Company as of that date.

In March 2017, the Company completed an initial public offering (“IPO”). After the IPO, through secondary offerings and stock repurchases, Aegis LP reduced its common stock ownership to below 50%. Following completion of our secondary offering on February 12, 2019, Aegis LP no longer controls a majority of our common stock and the Company therefore no longer qualifies as a “controlled company” within the meaning of the NASDAQ corporate governance requirements. The NASDAQ rules require that we appoint a majority of independent directors to our Board of Directors within one year of the completion of the February 12, 2019 secondary offering. As required by the NASDAQ rules, we appointed one independent member to each of our compensation and nominating and corporate governance committees prior to the completion of the secondary offering on February 12, 2019, and then reconstituted the committees on May 6, 2019 so that they are each comprised of a majority of independent members. The NASDAQ rules require that we appoint compensation and nominating and corporate governance committees composed entirely of independent directors within one year of the completion of the secondary offering.

On August 14, 2019, we entered into an Agreement and Plan of Merger (as amended, modified, supplemented or modified from time to time, the “Merger Agreement”) with BCEC – Port Holdings (Delaware), LP, a Delaware limited partnership (“Parent”), and Port Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company of the Merger, and an indirect wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of funds advised by BC Partners Advisors L.P. Completion of the Merger is subject to customary closing conditions as outlined in Note 24, Subsequent Events, to the consolidated financial statements. If the Merger is consummated, the Company’s common stock will be delisted from the NASDAQ Global Select Market and deregistered under the Exchange Act.

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
Our operating results could fluctuate significantly in the future because of industry factors and other factors outside of our control which may result in volatility in the market price of our common stock.
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
As a result of these and other factors, quarterly period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. These fluctuations may cause the market price of our stock to be volatile.
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
Substantial competition could reduce our market share and harm our financial performance.
Our current competition includes large system integrators and resellers, such as Accenture, WWT, Dimension Data and DXC Technology; large value-added resellers, such as CDW Corporation and ePlus; local providers in the regional markets in which we operate; manufacturers who sell directly to end users, such as Dell Technologies, HPE and Oracle; boutique solutions providers, such as Optiv, Cognizant Infrastructure Services; and newer born-in-the-cloud channel partners like 2nd Watch and Cloud Technology Partners. Strong performance by these competitors, the increasing number of services providers in the market and rapid innovation in our industry could erode our market share and adversely impact our business, financial condition or results of operations.
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
Some solutions providers in our industry compete on the basis of price. To the extent that we face increased competition to gain or retain clients, we may be required to reduce prices, increase advertising expenditures or take other actions that could impact our cash flows. If we are forced to reduce prices and, in doing so, we are unable to attract new clients or sell increased quantities of products, our sales growth and profitably could be negatively affected, which could adversely impact our business, financial condition or results of operations.
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
Our information technology systems are vulnerable to disruption by forces outside our control. We have taken steps to protect our information technology systems from a variety of internal and external threats, including computer viruses, network disruption, denial of service, corruption of data, malware, phishing, social engineering, unauthorized access and other malicious attacks, but there can be no guarantee that these steps will be effective. Any disruption to, or infiltration of, our information technology systems could adversely impact our business, financial condition or results of operations. In addition, in order to ensure customer confidence in our solutions and services, we may choose to remediate actual or perceived security concerns by implementing further security measures, which could require us to expend significant resources.
Further, our business involves the storage and transmission of proprietary, sensitive or confidential information. In addition, we operate data centers and other information technology for our clients, which host our clients’ technology infrastructure and may store and transmit business-critical and confidential data on behalf of our clients. In connection with the services we provide, some of our employees and contractors have access to our clients’ confidential data and other proprietary information. We have privacy and data security policies in place that are designed to prevent security breaches, and confidentiality and data security provisions are standard in our client contracts. However, as newer technologies evolve, our security practices and products may be sabotaged or circumvented by third parties, such as hackers and cyberterrorists or even our own employees or contractors, which could result in disruptions to our clients’ businesses, unauthorized procurement and the loss, corruption or unauthorized disclosure or misuse of sensitive corporate information or private personal information. Such breaches in security could damage our reputation and our business, and could also expose us to legal claims, investigations, proceedings and liability and to regulatory penalties under laws that protect the privacy of personal information, any of which could adversely impact our business, financial condition, reputation or results of operations. Additionally, some of the hardware and software products we resell could have defects or otherwise be the subject of security breaches and other attacks. While we maintain insurance coverage that, subject to policy terms and conditions, is designed to address losses or claims that may arise in connection with certain aspects of data and cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of data and cyber risk. We would consider the consequences of such attacks to be the responsibility of the respective manufacturers and publishers of such products; however, if such circumstances were to arise, we could be subject to litigation.

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
Furthermore, third parties may assert infringement claims against our clients for infringement by the products we provide on the intellectual property rights of such third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims. We also generally extend the indemnification granted by our OEMs to our clients for any such infringement. If any of these claims succeed, we may be forced to pay damages on behalf of our clients or may be required to obtain licenses for the products they use, even though our OEMs may in turn be liable for any such damages. Any infringement on the intellectual property rights of third parties could adversely impact our business, financial condition or results of operations.
Our investments in new services and technologies may not be successful.
We continue to invest in new services and technologies, including cloud, security, mobility, data analytics, software-defined networking and IoT. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. There is further risk that we will be unable to protect and enforce our rights to use such intellectual property. Additionally, there is a risk that our clients may not adopt these solutions widely, which would prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, these solutions still rely on third-party hardware and software and our ability to meet stringent service levels; if we are unable to deploy these solutions successfully or profitably, it would adversely impact our business, financial condition or results of operations.
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
As with most acquisitions in our industry, in our prior acquisitions we have paid a premium in excess of the fair value of the assets acquired and liabilities assumed which have been recorded on our books as goodwill. We may be required to account for similar premiums paid on future acquisitions in the same manner. Under existing U.S. GAAP, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas finite-lived intangible assets are amortized over the life of the asset. If market and economic conditions (including business valuation levels and trends) deteriorate, we may have to record impairment charges to the extent the carrying value of our goodwill or intangible assets exceeds their respective fair value. Additionally, if existing U.S. GAAP were modified to require amortization, such impairment charges or amortization expense could adversely affect our net earnings during the period in which the charge or expense is recorded. As of June 30, 2019, we had goodwill and other intangible assets related to our prior acquisitions of $1,428.8 million. Any failure to successfully integrate our acquisitions or a change to existing U.S. GAAP goodwill and intangible asset accounting policies could adversely impact our business, financial condition or results of operations.

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
Given our large number of employees, labor-related costs represent a significant portion of our expenses. Salaries, wages, benefits, commissions and other labor compensation costs (not including bonus and payroll tax) for our full-time employees amounted to $452 million, which represented approximately 70% of our selling, general and administrative expenses and approximately 6% of our cost of sales for the fiscal year ended June 30, 2019. An increase in labor costs (for example, as a result of increased competition for skilled labor) or employee benefit costs (such as health care costs or otherwise) could adversely impact our business, financial condition or results of operations.
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
While we purchase from a diverse vendor base, we have significant supplier relationships with our vendor partners Cisco Systems, Inc. (“Cisco”) and Dell Technologies, Inc. (“Dell/EMC”). For the fiscal year ended June 30, 2019, Cisco provided products that made up 59% of our purchases from all manufacturers, while Dell/EMC provided products that constituted 7% of our purchases from all manufacturers. Another significant vendor partner is Palo Alto Networks, Inc., which provided hardware products that generated 4% of our purchases from all manufacturers in the fiscal year ended June 30, 2019. Our portfolio has been heavily concentrated in Cisco products. Though we do not maintain a long-term contractual arrangement with Cisco, historically Cisco has held a leading position in the IT infrastructure market. The loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of Cisco, any of the other vendors named in this report or any other key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell, eroding our competitive position.
Our Systems Integrator Agreement with Cisco (the “Systems Integrator Agreement”) sets forth the terms and conditions for our purchase and licensing of various products and services from Cisco, serving as the master agreement for all material business transactions with Cisco. The Systems Integrator Agreement sets forth our obligations to maintain certain quality standards in the services we provide our customers and training standards for certain of our personnel in Cisco products, including incentives for our company to maintain high levels of certification in Cisco expertise, which is measured periodically. The Systems Integrator

Agreement had an original term of one year and has been regularly extended since its effective date on May 14, 2002, including the most recent extension through October 30, 2019. The Agreement may be terminated by either party without reason by providing the other party with forty-five days’ written notice prior to termination, or by Cisco upon twenty days’ written notice if there are certain changes in control of our Company.
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

•
the imposition of additional duties, tariffs and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reduction in the production of products subject to such tariffs and charges;

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
We deliver and manage mission-critical software, systems and network solutions for our clients. We also offer certain services, such as implementation, installation and deployment services, to our clients through various third-party providers who are engaged to perform these services on our behalf. We are also required, as a component of some of our contracts with our OEM partners, to utilize their engineers as part of our solutions. For the fiscal year ended June 30, 2019, 8% of our revenue was attributable to these third-party services. Further, to provide services to our clients outside of the United States, we rely heavily on an international network of preferred sales partners that are generally vetted by our OEM vendor partners. If we or our third-party services providers fail to provide high-quality services to our clients, or if such services result in a disruption of our clients’ businesses, we could be subject to legal claims, proceedings and liability.
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
The technology industry has experienced rapid innovation and the introduction of new hardware, software and services offerings, such as cloud-based solutions. We have been and will expect to continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of these products by clients. If we are unable to keep up with changes in technology and new offerings — for example, by providing the appropriate training to our account managers, technology sales specialists and engineers — it could adversely impact our business, financial condition or results of operations.
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
Generally, our contracts with our clients are nonexclusive agreements that are terminable upon either party’s discretion with 30 days’ notice. Only certain of our client agreements require longer periods of notice (60 days’ to 90 days’ notice). As of June 30, 2019, we have approximately 7,900 middle-market, large, and government clients across a diverse range of industries. In our fiscal year ended June 30, 2019, 20% of our revenue was attributable to our top 25 clients (measured by revenue generated by client). Further, we do not have guaranteed purchasing volume commitments from our clients. As a result, the loss of several of our larger clients, the failure of such clients to pay amounts due to us or a material reduction in purchases made by such clients could adversely impact our business, financial condition or results of operations.
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

In certain cases, we are able to return unused equipment to our vendors. We primarily acquire inventory once we have an agreement executed with a client or an executed agreement with the client is considered probable and with the exception of an immaterial level of spare parts inventory, we do not generally maintain inventory that is not already designated for sale. However, we may be exposed to the risk that our inventory cannot be returned to the vendor in situations where a client cancels an executed order.
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
As of June 30, 2019, our backlog orders believed to be firm was approximately $787 million, compared to approximately $589 million as of June 30, 2018. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in our backlog will be profitable. This is because the actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control. The actual realization of revenue on engagements included in backlog may never occur or may change because an order could be reduced, modified or terminated early. Several of our orders involve the delivery of services that can be up to five years in duration and may be subject to delays in performance that are beyond our control. We estimate that approximately $246 million of our backlog orders believed to be firm as of June 30, 2019 will not be fulfilled within the current fiscal year. Our failure to realize the full amount of our backlog could adversely impact our business, financial condition or results of operations.
Our engagements with our clients are based on estimated pricing terms. If our estimates are incorrect, these terms could become unprofitable.
Some of our client contracts for professional services and managed services are fixed-price contracts to which we commit before we provide services to these clients. In pricing such fixed-price client contracts, we are required to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. As a result, the profit that is anticipated at a contract’s inception may not be guaranteed. Our estimates reflect our best judgments about the nature of the engagement and our expected costs in providing the contracted services. However, any increased or unexpected costs, or any unanticipated delays in connection with our performance of these engagements—including delays caused by our third-party providers or by factors outside our control—could make these contracts less profitable or unprofitable and could have an adverse impact on our business, financial condition or results of operations.
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
We provide IT services to various government agencies, including federal, state and local government entities. For the fiscal year ended June 30, 2019, 12% of our revenue came from sales to state and local governments and 3% of our revenue was derived from sales to the federal government. These sales may be impacted by government spending policies, budget priorities and revenue levels.
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
A small portion of our revenue is derived from our sales outside of the United States, mostly from the non-U.S. activities of our clients based in the United States. Specifically, non-U.S. sales represented approximately 2.6% of our total revenue for the fiscal year ended June 30, 2019. We are exposed to risk under international trade laws because of our sales derived from countries associated with higher risks of corruption and our use of third-party preferred agents to provide services to our clients outside of the United States. We have implemented a global anti-corruption policy that addresses U.S. laws and regulations governing Anti-Corruption and Anti-Bribery. However, our failure to implement guidance and procedures for specific situations as they arise, as well as inadequate training of our employees on these issues, could result in our inability to comply with international trade laws and regulations.
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

Our failure to consummate the Merger may negatively impact the market price of shares of our common stock as well as our future business opportunities and financial results.

If the Merger is not consummated for any reason, including any of the reasons described further below, our ongoing business and financial results would be subject to a number of risks, including:

•	negative reactions from analysts, media and the financial markets;

•	reactions from our customers, who may seek alternative suppliers, or our employees, who may seek alternative employment opportunities;

•	payment of termination fees and other costs relating to the Merger;

•
distraction of management attention, which may adversely affect our day-to-day operations and ability to take advantage of new opportunities that may have been beneficial to us as an independent company; and

•	litigation related to the Merger or our failure to perform our obligations under the Merger Agreement.

If the Merger is not consummated and any of these risks materialize, our business, financial condition, financial results and market price of shares of our common stock may be materially and adversely affected.

The Merger Agreement restricts us, without the consent of Parent, from making certain acquisitions and investments, accessing the debt and capital markets, entering into certain customer contracts, hiring certain employees, and from taking other specified actions until the proposed Merger occurs or the Merger Agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger. Many of the fees and costs will be payable by us even if the Merger is not completed.

The consummation of the Merger may be delayed and Parent may terminate the Merger Agreement in certain circumstances, some of which are outside of our control.

The consummation of the merger agreement is subject to certain customary closing conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under the antitrust laws of other specified jurisdictions, (3) the absence of an order, injunction or law prohibiting the Merger, (4) approval from the Committee on Foreign Investment in the United States, (5) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (6) compliance in all material respects with the other party’s obligations under the Merger Agreement and (7) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

In addition, either we or Parent may terminate the merger agreement in certain specified circumstances, including if (1) the merger is not completed by May 14, 2020, subject to certain limitations, (2) our stockholders fail to adopt the merger agreement, (3) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the merger and (4) the other party materially breaches its representations, warranties or covenants in the merger agreement, subject to certain customary cure rights. We previously announced that we expect the merger to close in the fourth quarter of 2019 and any significant delay in closing or termination of the merger agreement due to the failure to satisfy any closing condition could materially and adversely affect your investment in our common stock.

Additionally, if the Merger Agreement is terminated in certain circumstances, we could be required to pay Parent a termination fee equal to $40 million, or $18 million with respect to a termination in connection with certain proposals received from parties contacted in the Merger Agreement’s go-shop period.
Risks Related to an Investment in Our Common Stock
Although we are no longer a “controlled company” within the meaning of NASDAQ rules, AP VIII Aegis Holdings, L.P. (“Aegis LP”) held approximately 42.2% of our common stock as of August 20, 2019 and continues to have the ability to exert significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.
As of June 30, 2019, Aegis LP holds approximately 42.2% of our common stock. The interests of Aegis LP could conflict with or differ from the interests of other holders of our common stock. For example, the concentration of ownership held by Aegis LP could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that a stockholder may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by Aegis LP could cause our stock price to decline.
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
As a result of the secondary offering by Aegis LP completed on February 12, 2019, the Apollo Funds no longer control a majority of our voting common stock and we no longer qualify as a “controlled company” within the meaning of the NASDAQ corporate governance requirements. The NASDAQ rules require that we appoint a majority of independent directors to the Board of Directors within one year of the date we no longer qualified as a “controlled company.” As required by the NASDAQ rules, we appointed one independent member to each of the compensation and nominating and corporate governance committees prior to the completion of the secondary offering, and then reconstituted the committees on May 6, 2019 so that they are each composed of a majority of independent members. The NASDAQ rules also require that we appoint compensation and nominating and corporate governance committees composed entirely of independent directors within one year of the date of such secondary offering. During these transition periods, we may elect not to comply with certain NASDAQ corporate governance requirements as permitted by the NASDAQ rules, including:
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
Accordingly, during these transition periods, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements of the NASDAQ. Additionally, if within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with NASDAQ rules, we may be subject to enforcement actions by NASDAQ. In addition, although we are no longer a controlled company within the meaning of the NASDAQ rules, Apollo will continue to be able to significantly influence or effectively control our decisions.
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

As of August 20, 2019, there were 83,183,986 shares of our common stock outstanding. Aegis LP holds 35,125,000 shares representing approximately 42.2% of our outstanding shares. The shares owned by Aegis LP and certain of our executive officers may be sold pursuant to a prospectus supplement to the Prospectus included as part of the Registration of Form S-3 filed by the Company on April 26, 2018. Furthermore, shares held by our directors and our executive officers are eligible for resale subject to applicable volume and other restrictions under Rule 144 or pursuant to another applicable exemption under the Securities Act.

The Company, Aegis LP and certain of our employees who invested in the Company in connection with its acquisition by the Apollo Funds on February 2, 2015 are parties to a securityholders agreement (the “Amended Management Stockholders Agreement”). Pursuant to the Amended Management Stockholders Agreement, Aegis LP and certain of its affiliates have certain demand registration rights for shares of our common stock held by them. In addition, under the Amended Management Stockholders Agreement, Aegis LP, certain of its affiliates and certain owners of our common stock who are employed by or serve as consultants to or directors of our Company or any of its affiliates (the “Management Holders”) have piggyback and other registration rights with respect to shares of our common stock held by them. Furthermore, under the Amended Management Stockholders Agreement, we have agreed to indemnify (A) each party to the Amended Management Stockholders Agreement and their respective officers, directors, employees, representatives and each person who controls such party, (B) Aegis LP and its officers, managers, employees, representatives and affiliates and (C) any portfolio company of the Apollo Group against losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may be caused by or contained in any information furnished in writing to our Company by such party set forth in (A), (B) or (C) above for use therein.

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
We have elected not to opt out of Section 203 of the DGCL. We have included a provision in our certificate of incorporation that exempts us from the provisions of the DGCL with respect to combinations between any member of the Apollo Group (including any portfolio company thereof), on the one hand, and us, on the other. In connection with authorizing entry into the Merger Agreement, our Board of Directors approved the Merger Agreement and the transactions contemplated thereby, including the Merger, for purposes of Section 203 of the DGCL.

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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2019 we had $746.6 million in aggregate principal amount of total debt outstanding, comprised solely of term loan debt under our Credit Agreement and no obligations owed under our accounts receivable securitization facility and revolving credit facility (without giving effect to undrawn letters of credit).

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our accounts receivable securitization facility and our Credit Agreement contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of June 30, 2019, we had $50.0 million available for additional borrowing under the revolver of our Credit Agreement (without giving effect to letters of credit) and $242.6 million available under our accounts receivable securitization facility. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. We may opportunistically raise debt capital, subject to market and other conditions, to refinance our existing capital structure or for strategic alternatives and general corporate purposes as part of our growth strategy. There can be no assurance that such debt capital will be available to us on a timely basis, at reasonable rates or at all. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all of our debt obligations.

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

Borrowings under our Credit Agreement and our accounts receivable securitization facility are subject to variable rates of interest and expose us to interest rate risk. For example, assuming the revolver under our Credit Agreement and our accounts receivable securitization facility are fully drawn, and based on the outstanding term loan balance as of June 30, 2019, each 0.125% change in assumed blended interest rates would result in an approximately $1.3 million change in annual interest expense on indebtedness. At present, we do not have any existing interest rate swap agreements, which involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we may decide to enter into such swaps in the future. If we do, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

We lease all of our properties, which function primarily as regional sales and engineering offices. As of June 30, 2019, we leased space in 63 buildings across the United States. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

We may become subject to lawsuits arising out of or relating to the proposed Merger. See Note 24 - Subsequent Events. One of the conditions to completion of the Merger is the absence of an order, injunction or law prohibiting the Merger. Accordingly, if a plaintiff were to be successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed.

Item 4.         Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Number of Stockholders of Record

As of August 20, 2019, there were 34 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

During the year ended June 30, 2018, we did not declare or pay any distributions to stockholders. However, beginning in September 2018, our Board of Directors has declared a quarterly dividend per share of common stock.

The following is a summary of the dividends declared by the Company to holders of common stock:

Declaration Date	Record Date	Payment Date	Amount Per Share
September 6, 2018	September 26, 2018	October 5, 2018	$0.04
November 7, 2018	December 26, 2018	January 7, 2019	$0.04
February 6, 2019	March 27, 2019	April 5, 2019	$0.04
May 8, 2019	June 26, 2019	July 5, 2019	$0.04
August 28, 2019	September 25, 2019	October 4, 2019	$0.04

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2019 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans. All of the indicated securities are authorized under the Presidio, Inc. 2017 Long-Term Incentive Plan, the Presidio, Inc. Amended and Restated 2015 Long-Term Incentive Plan or the Presidio, Inc. Employee Stock Purchase Plan.

Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	9,616,865	$8.11	3,943,894
Equity compensation plans not approved by security holders	—	—	—
Total	9,616,865	$8.11	3,943,894

(1) Includes 75,000 issued and outstanding restricted stock units ("RSUs") under the Presidio, Inc. 2017 Long-Term Incentive Plan as of June 30, 2019.

(2) Includes 1,061,640 shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (which we refer to as our “ESPP”) as of June 30, 2019. On July 1, 2019, contributions held from employees were used to purchase 68,285 shares under the ESPP.

Issuer Purchases of Equity Securities

Other than the stock repurchase agreement entered into with Aegis LP in September 2018 described in the footnotes to the consolidated financial statements below, we did not repurchase any of our equity securities during the fiscal year ended June 30, 2019.

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

The following graph presents the cumulative total stockholder return on our common stock as listed on the NASDAQ from March 10, 2017 (the date our common stock commenced trading on the NASDAQ) through June 30, 2019. This graph also compares our common stock to the cumulative total stockholder return on the S&P 1500 Index and the S&P 1500 IT Consulting and Other Services Index. The graph assumes an initial investment of $100.00 in our common stock as of March 10, 2017 and in each of the comparative indicies or peer issuers, and that all dividends were reinvested. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Index	3/10/2017	6/30/2017	12/31/2017	6/30/2018	12/31/2018	6/30/2019
Presidio, Inc.	$100.00	$100.42	$134.53	$91.93	$92.10	$97.04
S&P 1500 Index	$100.00	$102.76	$114.33	$117.66	$108.66	$128.62
S&P 1500 IT Consulting & Other Services Index	$100.00	$96.65	$107.25	$109.25	$91.64	$113.75

Item 6.         Selected Financial Data

The following table presents our selected historical consolidated financial data for all the periods presented. The selected historical consolidated statements of operations data for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017, the selected historical consolidated balance sheet information as of June 30, 2019 and June 30, 2018 and the selected historical cash flow information as of June 30, 2019, June 30, 2018 and June 30, 2017 have been derived from our audited historical consolidated financial statements, included elsewhere in this Form 10-K. Our financial results with periods ending prior to February 2, 2015, have been termed those of "Predecessor," while the financial results with period ending subsequent to February 2, 2015, have been termed those of "Successor." The selected historical consolidated statements of operations data for the fiscal year ended June 30, 2016, the period from November 20, 2014 to June 30, 2015 (Successor), for the period from July 1, 2014 to February 1, 2015 (Predecessor) and the selected historical consolidated balance sheet information as of June 30, 2016 and June 30, 2015 have been derived from our historical audited consolidated financial information, not included in this Annual Report on Form 10-K.

In addition to financial information presented in accordance with U.S. GAAP, such as total revenue and net income, management uses Adjusted Revenue, Adjusted EBITDA and Adjusted Net Income (each of which is a non-GAAP measure defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. They are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) or revenue, as applicable, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.

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

	Successor					Predecessor
	Fiscal Year Ended June 30,				November 20, 2014 to June 30, 2015	July 1, 2014 to February 1, 2015
(in millions, except share and per-share data)	2019	2018(1)	2017(1)	2016
Consolidated Statement of Operations Data:
Revenue	$3,026.1	$2,765.2	$2,736.0	$2,714.9	$985.5	$1,392.8
Cost of revenue	2,387.7	2,181.2	2,149.7	2,174.3	788.5	1,103.5
Gross margin	638.4	584.0	586.3	540.6	197.0	289.3
Operating expenses	536.9	469.5	477.0	441.7	186.4	262.5
Operating income	101.5	114.5	109.3	98.9	10.6	26.8
Interest expense	49.9	46.0	72.5	81.9	46.7	21.4
Loss on disposal of business	—	—	—	6.8	—	—
Loss on extinguishment of debt	2.1	14.8	28.5	9.7	0.7	7.5
Other (income) expense, net	(0.7)	(0.3)	0.1	0.1	0.1	(0.2)
Total interest and other expense	51.3	60.5	101.1	98.5	47.5	28.7
Income (loss) before income taxes	50.2	54.0	8.2	0.4	(36.9)	(1.9)
Income tax expense (benefit)	15.0	(79.9)	3.1	3.8	(12.6)	3.2
Net income (loss)	$35.2	$133.9	$5.1	$(3.4)	$(24.3)	$(5.1)
Earnings (loss) per share:
Basic	$0.42	$1.46	$0.07	$(0.05)	$(0.35)
Diluted	$0.40	$1.39	$0.06	$(0.05)	$(0.35)
Weighted average shares used to compute earnings (loss) per share:
Basic	84,642,698	91,891,295	77,517,700	71,117,962	70,010,538
Diluted	88,386,218	96,227,578	81,861,839	71,117,962	70,010,538

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$108.0	$192.0	$51.0	$86.1	$(1.6)	$74.5
Net cash used in investing activities	(148.3)	(162.1)	(101.6)	(322.0)	(678.9)	(71.3)
Net borrowings (repayments) on floor plan facility	2.1	(54.3)	41.6	20.9	50.8	(29.0)
Other financing activities	31.9	33.9	3.5	159.7	718.0	24.3
Net cash provided by (used in) financing activities	34.0	(20.4)	45.1	180.6	768.8	(4.7)
Net increase (decrease) in cash and cash equivalents	$(6.3)	$9.5	$(5.5)	$(55.3)	$88.3	$(1.5)

Other financial data:
Adjusted Revenue (2)	3,026.3	2,765.3	2,736.6	2,683.7	940.8	1,323.4
Adjusted EBITDA (3)	234.8	223.2	227.3	211.1	68.6	116.2
Adjusted EBITDA margin (3)	7.8%	8.1%	8.3%	7.9%	7.3%	8.8%
Adjusted Net Income (4)	135.4	122.6	101.1	81.2	13.4	58.6

(in millions)	As of June 30, 2019	As of June 30, 2018(1)	As of June 30, 2017(1)	As of June 30, 2016	As of June 30, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30.7	$37.0	$27.5	$33.0	$88.3
Total assets	2,870.9	2,736.3	2,680.3	2,623.1	2,444.4
Long-term debt, including current maturities	733.8	671.2	730.7	1,038.0	933.7
Total liabilities	2,232.5	1,976.0	2,072.9	2,276.2	2,108.6
Total stockholders’ equity	638.4	760.3	607.4	346.9	335.8
Cash dividends declared per common share	$0.16	$—	$—	$—	$—

(1)     Amounts for fiscal years ending June 30, 2018 and 2017 have been adjusted to reflect the adoption of ASC 606.

(2)
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

	Successor					Predecessor
	Fiscal Year Ended June 30,				November 20, 2014 to June 30, 2015	July 1, 2014 to February 1, 2015
	2019	2018(1)	2017(1)	2016
(in millions)
Revenue	$3,026.1	$2,765.2	$2,736.0	$2,714.9	$985.5	$1,392.8
Adjustments:
Revenue from disposed business (a)	—	—	—	(32.8)	(46.0)	(69.4)
Purchase accounting adjustments (b)	0.2	0.1	0.6	1.6	1.3	—
Total adjustments	0.2	0.1	0.6	(31.2)	(44.7)	(69.4)
Adjusted Revenue	$3,026.3	$2,765.3	$2,736.6	$2,683.7	$940.8	$1,323.4

(a)	“Revenue from disposed business” represents the removal of the historical revenue of Atlantix prior to the sale of the business.

(b)	“Purchase accounting adjustments” include the noncash reduction to revenue associated with deferred revenue step down fair value adjustments in connection with purchase accounting.

(3)
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

	Successor					Predecessor
	Fiscal Year Ended June 30,				November 20, 2014 to June 30, 2015	July 1, 2014 to February 1, 2015
(in millions)	2019	2018(1)	2017(1)	2016
Adjusted EBITDA Reconciliation:
Net income (loss)	$35.2	$133.9	$5.1	$(3.4)	$(24.3)	$(5.1)
Total depreciation and amortization (a)	90.9	89.5	87.2	81.7	32.1	24.9
Interest and other (income) expense	51.3	60.5	101.1	98.5	47.5	28.7
Income tax expense (benefit)	15.0	(79.9)	3.1	3.8	(12.6)	3.2
EBITDA	192.4	204.0	196.5	180.6	42.7	51.7
Adjustments:
Share-based compensation expense	9.5	7.0	10.2	2.2	1.0	20.1
Purchase accounting adjustments (b)	0.2	0.3	1.0	3.9	4.9	—
Transaction costs (c)	21.0	10.8	14.8	20.6	21.3	42.6
Other costs (d)	11.7	1.1	4.8	5.6	1.9	4.5
Earnings from disposed business (e)	—	—	—	(1.8)	(3.2)	(2.7)
Total adjustments	42.4	19.2	30.8	30.5	25.9	64.5
Adjusted EBITDA	$234.8	$223.2	$227.3	$211.1	$68.6	$116.2

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

(c)
“Transaction costs” (1) of $21.0 million for the fiscal year ended June 30, 2019 includes acquisition-related expenses of $19.2 million related to stay, retention and earnout bonuses, $1.6 million related to transaction-related advisory and diligence fees primarily associated with our secondary offerings and $0.2 million related to transaction-related legal, accounting and tax fees; (2) of $10.8 million for the fiscal year ended June 30, 2018 includes acquisition-related expenses of $5.9 million related to stay, retention and earnout bonuses, $1.4 million related to transaction-related advisory and diligence fees primarily associated with the secondary offering of our common stock, $0.6 million related to transaction-related legal, accounting and tax fees and $2.9 million related to professional fees and expenses associated with debt refinancings; (3) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings; (4) of $20.6 million for the fiscal year ended June 30, 2016 includes acquisition-related expenses of $3.0 million related to stay and retention bonuses, $1.1 million related to severance charges, $8.7 million related to transaction-related advisory and diligence fees, $6.0 million related to transaction-related legal, accounting and tax fees and $1.8 million related to professional fees and expenses associated with debt refinancings; (5) of $21.3 million for the Successor period from November 20, 2014 to June 30, 2015 includes acquisition-related expenses of $0.6 million related to stay and retention bonuses, $0.6 million related to severance charges, $18.5 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $1.6 million related to professional fees and expenses associated with debt refinancings; and (6) of $42.6 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes acquisition-related expenses of $0.3 million related to stay and retention bonuses, $0.2 million related to acquisition-related severance charges, $31.2 million related to transaction-related legal, accounting and tax fees in connection with the Presidio Acquisition and $10.9 million related to professional fees and expenses associated with debt refinancings.

(d)
“Other costs” (1) of $11.7 million for the fiscal year ended June 30, 2019 includes non-recurring consulting and business optimization expenses of $6.8 million, a one-time contract cancellation expense of $2.4 million, a one-time inventory write-off of $1.6 million, and $0.9 million in non-recurring severance charges; (2) of $1.1 million for the fiscal year ended June 30, 2018 includes severance charges associated with the retirement of our former Chief Financial Officer; (3) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items; (4) of $5.6 million for the fiscal year ended June 30, 2016 includes expenses of $0.5 million associated with the integration of previously acquired managed services platforms into one system, $3.4 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain expenses of $0.5 million related to unusual office start-up development costs and certain unusual legal expenses of $1.2 million; (5) of $1.9 million for the Successor period from November 20, 2014 to June 30, 2015 includes expenses of $1.0 million associated with the integration of previously acquired managed services platforms into one system, $0.7 million related to certain non-recurring costs incurred in the development of our new cloud service offerings and certain unusual legal expenses of $0.2 million; and (6) of $4.5 million for the Predecessor period from July 1, 2014 to February 1, 2015 includes expenses of $2.2 million associated with the integration of previously acquired managed services platforms into one system, certain expenses of $0.4 million related to unusual office start-up development costs, $1.6 million related to payments to our former sponsor for advisory and consulting services and $0.3 million related to other non-recurring items.

(e)	“Earnings from disposed business” represents the removal of the historical earnings contribution of Atlantix prior to the sale of the business during the fiscal year ended June 30, 2016.

(4)    Adjusted Net Income is a non-GAAP financial measure. We believe that Adjusted Net Income provides additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of business, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed business and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for the impact of permanently nondeductible expenses, the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and the impact of discrete tax items. The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

	Successor					Predecessor
	Fiscal Year Ended June 30,				November 20, 2014 to June 30, 2015	July 1, 2014 to February 1, 2015
(in millions)	2019	2018(1)	2017(1)	2016
Adjusted Net Income reconciliation:
Net income (loss)	$35.2	$133.9	$5.1	$(3.4)	$(24.3)	$(5.1)
Adjustments:
Amortization of intangible assets	75.2	74.4	73.6	67.2	26.4	18.3
Amortization of debt issuance costs	3.5	4.5	6.5	7.6	2.7	2.4
Loss on disposal of business	—	—	—	6.8	—	—
Loss on extinguishment of debt	2.1	14.8	28.5	9.7	0.7	7.5
Share-based compensation expense	9.5	7.0	10.2	2.2	1.0	20.1
Purchase accounting adjustments	0.2	0.3	1.0	3.9	4.9	—
Transaction costs	21.0	10.8	14.8	20.6	21.3	42.6
Other costs	11.7	1.1	4.8	5.6	1.9	4.5
Earnings from disposed business	—	—	—	(1.8)	(3.2)	(2.7)
Revaluation of federal deferred taxes	—	(94.1)	—	—	—	—
Income tax impact of adjustments (a)	(23.0)	(30.1)	(43.4)	(37.2)	(18.0)	(29.0)
Total adjustments	100.2	(11.3)	96.0	84.6	37.7	63.7
Adjusted Net Income	$135.4	$122.6	$101.1	$81.2	$13.4	$58.6

(a)
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

The following is a discussion and analysis of our consolidated financial condition as of June 30, 2019 and June 30, 2018 and our consolidated results of operations for the fiscal year ended June 30, 2019, the fiscal year ended June 30, 2018 and for the fiscal year ended June 30, 2017 and significant factors which we believe could affect our prospective financial condition and results of operations.

Overview

Presidio, Inc. is a leading provider of IT solutions in North America. We deliver this technology expertise through a full life-cycle model of professional, managed, and support services including strategy, consulting, implementation and design. By taking the time to deeply understand how our clients define success, we help them harness technology advances, simplify IT complexity and optimize their environments today while enabling future applications, user experiences, and revenue models.

Our clients are increasingly dependent on Presidio to develop best of breed, vendor-agnostic agile, secure multi-cloud digital solutions. We are well positioned to benefit from the rapid growth in demand for our customers' digital journey. Examples of such solutions include software defined networking, IoT, data analytics, unified communications, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, cloud, data center, security, collaboration and mobility.

As a strategic partner and trusted advisor to our clients, we provide the expertise to implement new solutions, as well as optimize and better leverage existing IT resources. Our services-led, lifecycle model leads to ongoing client engagement. We provide strategy, consulting, design, customized deployment, integration and lifecycle management through our team of over 1,600 engineers as of June 30, 2019, enabling us to architect and manage the ideal IT solutions for our clients. We develop and maintain our long-term client relationships through a localized direct sales force of approximately 500 employees based in over 60 offices across the United States as of June 30, 2019. Our local delivery model, combining relationship managers and expert engineering teams, allows us to win, retain and expand our client relationships. Our offerings enable business transformation through our expertise in IT solutions, with a specific focus on Digital Infrastructure, Cloud and Security Solutions.

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

Security Solutions: We use a risk-based security consulting methodology to assess, design, implement, manage and maintain information security solutions that protect our customers’ critical business data and protects against loss of client loyalty, corporate reputation and disruptions in ongoing operations. We offer cyber risk management, infrastructure security and managed security solutions to our clients. Through our proprietary process, we provide comprehensive risk assessments, detailed reporting, ongoing reviews, process and program development, and training services. Our proprietary process ensures that identified vulnerabilities are mitigated and business risk has been properly addressed. Because our customers’ infrastructures are constantly changing, our proprietary process offering is structured as a recurring service with regular periodic assessments of the current security posture combined with ongoing monitoring and surveillance through our 7x24 Security Operations Centers. Our experience spans all major verticals including retail, education, healthcare, government, banking, pharmaceutical and others. We have expertise with HIPAA, PCI DSS, FISMA, the Sarbanes-Oxley Act and others. We help our clients design and implement information security programs consistent with industry best practices and comply with the regulatory mandates of their specific vertical that are flexible enough to help ensure information security in an ever-changing risk environment. Findings, recommendations and real time security posture status, including our proprietary Risk Management Score, are provided through a 7x24 portal that is accessible by our clients and is updated with the up to date vulnerabilities identified by several industry sources.

We help our clients establish both technical and non-technical security controls and practices to prevent, detect, correct, and minimize the risk of loss or damage to information resources, disruption of access to information resources and unauthorized disclosure of information. In addition to our proprietary process program, we offer options for security strategy program development, security awareness training, technology exposure assessments and incident response.

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

Competitive markets: We believe that we are uniquely positioned to take advantage of the markets in which we operate because of our expertise and specialization. We focus on the middle-market segment of the IT services market. Since most large-scale IT service providers focus on larger enterprises and because smaller regional competitors are typically unable to provide end-to-end solutions, we believe the middle-market is under-penetrated and under-served. Strategic and investment decisions by our competitors may affect our operating performance.

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

Vendor partner relationships: We are focused on developing and strengthening our partner relationships with OEMs. We partner with OEMs to deploy product offerings. Pricing and incentive programs are subject to change, and the loss of, change in business relationship with or change in the behavior, including the timing of fulfillment, of any key vendor partners, or the diminished availability of their products, may impact the timing of our sales or could reduce the supply and increase the cost of the products we sell. While we maintain existing relationships with large vendors, there is no guarantee that our vendor partners will continue to develop or produce information technology products that are popular with our clients. We maintain the ability to evolve our vendor relationships as necessary to respond to market trends.

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

As of June 30, 2019, we serve approximately 7,900 middle-market, large, and government organizations across a diverse range of industries. In our fiscal year ended June 30, 2019, only 20% of our revenue was attributable to our top 25 clients by revenue and no industry vertical accounted for more than 20% of our revenue. Among the verticals that we serve, healthcare, government, financial services, education, and professional services are our largest categories. We believe that our diversified client profile is a key driver of our ability to generate growth across different economic and technology cycles.

As of June 30, 2019, our backlog orders believed to be firm were approximately $787 million, an increase of $198 million or 34% as compared to approximately $589 million as of June 30, 2018, driven primarily by an increase in orders which are recognized on a recurring basis (“recurring revenue”). Our backlog orders believed to be firm represents executed but unfulfilled client orders that we expect to result in actual revenue in future periods. The actual realization and timing of any of this revenue is subject to various contingencies, many of which are beyond our control, and such realization may never occur or may change because an order could be reduced, modified or terminated early. We estimate that approximately $246 million of our backlog orders believed to be firm as of June 30, 2019 will not be fulfilled within the next fiscal year. Recurring revenue comprises 39% of our total revenue backlog as of June 30, 2019. Refer to the "Risk Factors" section for additional information about risks concerning our backlog orders. Additional financial information about our business segments is provided in the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Annual Report on Form 10-K.

Components of Results of Operations

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations for annual reporting periods. All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. With the exception of acquisition related accounting and the adoption of ASU 2014-09 — Contracts with Customers, all other adjustments are of a normal recurring nature.
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

Revenue for software as a service (“SaaS”), enterprise license agreements (“ELA”) or software sold with critical software assurance: In certain software arrangements, we recognize the related revenue on a net basis, with product revenue being equal to the gross margin on the transaction. Third-party software products that are recognized on a net basis include: SaaS to customers whereby the customer receives the right to access software directly from the vendor; ELAs that provide customers with access to manage their software license needs; and software that is accompanied by third-party delivered software assurance that is deemed to be critical or essential to the core functionality of the software license. As we are under no obligation to perform additional services, such as post-customer support or upgrades, revenue is recognized at a point in time as opposed to over the life of the software license. Revenue from these software products is recognized on a net basis at the point in time when the Company has satisfied its agency obligation which is generally when the Company has arranged for the delivery of the software from the third-party to the customer.

Revenue for third-party support service contracts: Revenue from the sale of third-party support service contracts is recognized on a net basis, with product revenue being equal to the gross margin on the transaction. As we are under no obligation to perform additional services, revenue is recognized at a point in time as opposed to over the life of the third-party support agreement. Revenue is recognized at the point in time when the Company has satisfied its agency obligation which is generally when the Company has arranged for the support service contract on the customer’s behalf with the third-party.
Revenue from leasing arrangements: Revenue recognition for products leased to clients is based on the type of the lease. Each lease is classified as either a direct financing lease, sales-type lease or operating lease. The majority of our leases are sales-type leases. At the inception of a direct financing lease, the difference between the cost of the equipment and the present value of the non-cancelable rentals is recorded as unearned income, which is amortized to product revenue over the lease term using an effective interest rate method. At the inception of a sales-type lease, the present value of the non-cancelable rentals is recorded as product revenue with equipment costs, less the present value of the estimated residual values, are recorded in cost of product revenue. At the inception of an operating lease, the equipment assigned to the lease is recorded at cost as equipment under operating leases within other assets in our consolidated balance sheets and is depreciated on a straight-line basis over its useful life. Monthly payments are recorded as revenue within our consolidated statements of operations, with the depreciation expense associated with the equipment recorded in cost of product revenue.
Revenue from public cloud arrangements: Revenue from public cloud arrangements is recognized on a gross basis over a period of time using a time-lapsed method and recorded as product revenue with the associated cost recorded as product cost of revenue. Any variable based usage incurred above contractually stated minimums are recognized in the period in which the customer consumes and the Company provides the additional platform capacity.

Service revenue: Our service revenue includes consulting and integration services, project management, managed services and support services and includes:
Revenue for professional services: Revenue from professional services is recognized over the period of time that the services are performed and recorded as service revenue with the associated cost recorded as service cost of revenue. For time and material contracts, where the Company has the right to invoice for work performed as completed, the Company recognizes revenue as the services are delivered. For time and material contracts and fixed priced contracts linked to the achievement of milestones, the Company uses a percentage of completion method based on labor hours completed compared to the total estimated hours for the scope of work with revenue accrued or deferred as appropriate.
Revenue for managed services: Revenue from managed services are recognized over a period of time using a time-lapsed method and recorded as service revenue with the associated cost recorded as service cost of revenue. The Company’s managed services are performed on a repetitive or recurring basis. Accordingly, the Company believes that using a time-based method for recognition is the most appropriate as the services are satisfied evenly over the stated period of performance.
Gross margin: Our product gross margin is impacted by the types of technology sold in our solutions, as well as the mix of third-party support service contracts and software recognized on a net basis. As described previously, our third-party support service contracts, SaaS, ELAs and software sold with critical assurance are recognized on a net basis, resulting in the gross margin being recognized as revenue. Accordingly, higher attach rates of third-party support service contracts to the sale of hardware, an increase in software sales recognized on a net basis and more successful renewals of expiring contracts have a significant favorable impact to our gross margin percentage.
Our service gross margin is primarily impacted by our ability to deliver on fixed price professional services engagements within scope, the ability to keep our delivery engineers utilized, the hourly bill rate charged to clients and the mix of internal versus third-party provided services. The complexity of the solutions sold to our clients may require specialized engineering capabilities that can favorably impact the bill rate we charge. Generally, a higher mix of professional services delivered by our delivery engineers has a favorable impact on service gross margin. In addition, our managed services gross margins are favorably impacted by our ability to negotiate longer contracts with our clients, as well as renewing contracts at a high rate, which improves our operating efficiency. Generally, a higher percentage of our overall revenue relates to services sold to our clients when the technology complexity of our solutions increases. Accordingly, our gross margins are favorably impacted by our ability to deliver more complex solutions, which include professional and managed services.
Operating expenses: Our operating expenses include selling expenses, general and administrative expenses, transaction costs and depreciation and amortization.
Selling expenses are comprised of compensation (including share-based compensation), variable incentive pay and benefits related to our sales personnel along with travel expenses and other employee related costs. Variable incentive pay is largely driven by our gross margin performance. We expect selling expenses to increase as a result of higher gross margin, as well as continued investment in our direct and indirect sales resources. Additionally, we expect selling expenses as a percentage of revenue to increase as more revenue is recognized on a net basis.
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

Transaction costs include acquisition-related expenses (such as stay, retention and earnout bonuses), certain severance charges, transaction-related advisory and diligence fees, transaction-related legal, accounting and tax fees, as well as professional fees and related out-of-pocket expenses associated with refinancing of debt and credit agreements and equity offerings.
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
We believe that the most important U.S. GAAP and non-GAAP measures include:

	Fiscal Year Ended June 30,
	2019	2018	2017
(in millions)		(as adjusted)	(as adjusted)
Total revenue	$3,026.1	$2,765.2	$2,736.0
Gross margin	$638.4	$584.0	$586.3
Adjusted EBITDA	$234.8	$223.2	$227.3
Adjusted EBITDA margin	7.8%	8.1%	8.3%
Net income	$35.2	$133.9	$5.1
Adjusted Net Income	$135.4	$122.6	$101.1

Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on (a) the impact of our capitalization structure and (b) items that are not part of our day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense (benefit), as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs, other costs and earnings from disposed businesses. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Adjusted Revenue. We define Adjusted Revenue as revenue adjusted to exclude (i) revenue generated by disposed businesses and (ii) noncash purchase accounting adjustments to revenue as a result of our acquisitions.

The reconciliation of from net income (loss) to Adjusted EBITDA for each of the periods presented is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
(in millions)		(as adjusted)	(as adjusted)
Adjusted EBITDA Reconciliation:
Net income	$35.2	$133.9	$5.1
Total depreciation and amortization (a)	90.9	89.5	87.2
Interest and other (income) expense	51.3	60.5	101.1
Income tax expense (benefit)	15.0	(79.9)	3.1
EBITDA	192.4	204.0	196.5
Adjustments:
Share-based compensation expense	9.5	7.0	10.2
Purchase accounting adjustments (b)	0.2	0.3	1.0
Transaction costs (c)	21.0	10.8	14.8
Other costs (d)	11.7	1.1	4.8
Total adjustments	42.4	19.2	30.8
Adjusted EBITDA	$234.8	$223.2	$227.3

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

(c)
“Transaction costs” (i) of $21.0 million for the fiscal year ended June 30, 2019 includes acquisition-related expenses of $19.2 million related to stay, retention and earnout bonuses, $1.6 million related to transaction-related advisory and diligence fees primarily associated with our secondary offerings and $0.2 million related to transaction-related legal, accounting and tax fees; (ii) of $10.8 million for the fiscal year ended June 30, 2018 includes acquisition-related expenses of $5.9 million related to stay, retention and earnout bonuses, $1.4 million related to transaction-related advisory and diligence fees primarily associated with the secondary offering of our common stock, $0.6 million related to transaction-related legal, accounting and tax fees and $2.9 million related to professional fees and expenses associated with debt refinancings; and (iii) of $14.8 million for the fiscal year ended June 30, 2017 includes acquisition-related expenses of $7.4 million related to stay and retention bonuses, $5.2 million related to transaction-related advisory and diligence fees, $0.5 million related to transaction-related legal, accounting and tax fees and $1.7 million related to professional fees and expenses associated with debt refinancings.

(d)
“Other costs” (i) of $11.7 million for the fiscal year ended June 30, 2019 includes non-recurring consulting and business optimization expenses of $6.8 million, a one-time contract cancellation expense of $2.4 million, a one-time inventory write-off of $1.6 million, and $0.9 million in non-recurring severance charges; (ii) of $1.1 million for the fiscal year ended June 30, 2018 includes severance charges associated with the retirement of our former Chief Financial Officer; and (iii) of $4.8 million for the fiscal year ended June 30, 2017 includes $3.6 million related to certain non-recurring costs incurred in the development of our new cloud service offerings, certain unusual legal expenses of $0.9 million and $0.3 million related to other non-recurring items.

Adjusted Net Income – Adjusted Net Income is a non-GAAP financial measure. We believe that Adjusted Net Income provides additional information regarding our operating performance while considering the interest expense associated with our outstanding debt, as well as the impact of depreciation on our fixed assets and income taxes. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) amortization of intangible assets, (ii) amortization of debt issuance costs, (iii) losses recognized on the disposal of businesses, (iv) losses on extinguishment of debt, (v) noncash share-based compensation expense, (vi) purchase accounting adjustments, (vii) transaction costs, (viii) other costs, (ix) earnings from disposed businesses and (x) the income tax impact associated with the foregoing items to arrive at an appropriate effective tax rate on Adjusted Net Income and adjusted for the impact of permanently nondeductible expenses, the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions and the impact of discrete tax items. The following table presents a reconciliation of net income (loss) to Adjusted Net Income:

	Fiscal Year Ended June 30,
	2019	2018	2017
(in millions)		(as adjusted)	(as adjusted)
Adjusted Net Income reconciliation:
Net income	$35.2	$133.9	$5.1
Adjustments:
Amortization of intangible assets	75.2	74.4	73.6
Amortization of debt issuance costs	3.5	4.5	6.5
Loss on extinguishment of debt	2.1	14.8	28.5
Share-based compensation expense	9.5	7.0	10.2
Purchase accounting adjustments	0.2	0.3	1.0
Transaction costs	21.0	10.8	14.8
Other costs	11.7	1.1	4.8
Revaluation of federal deferred taxes	—	(94.1)	—
Income tax impact of adjustments (a)	(23.0)	(30.1)	(43.4)
Total adjustments	100.2	(11.3)	96.0
Adjusted Net Income	$135.4	$122.6	$101.1

(a)
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

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Revenue
Product	$2,509.1	$2,262.8	$246.3	10.9%
Service	517.0	502.4	14.6	2.9%
Total revenue	3,026.1	2,765.2	260.9	9.4%
Cost of revenue
Product	1,972.5	1,782.6	189.9	10.7%
Service	415.2	398.6	16.6	4.2%
Total cost of revenue	2,387.7	2,181.2	206.5	9.5%
Gross margin	638.4	584.0	54.4	9.3%
Product gross margin	536.6	480.2	56.4	11.7%
Service gross margin	101.8	103.8	(2.0)	(1.9)%
Product gross margin %	21.4%	21.2%		0.2%
Service gross margin %	19.7%	20.7%		(1.0)%
Total gross margin %	21.1%	21.1%		—%
Operating expenses
Selling expenses	306.4	273.2	33.2	12.2%
General and administrative	123.2	101.8	21.4	21.0%
Transaction costs	21.0	10.8	10.2	94.4%
Depreciation and amortization	86.3	83.7	2.6	3.1%
Total operating expenses	536.9	469.5	67.4	14.4%
Selling, general and administrative expenses % of total revenue	14.2%	13.6%		0.6%
Operating income	101.5	114.5	(13.0)	(11.4)%
Interest and other (income) expense
Interest expense	49.9	46.0	3.9	8.5%
Loss on extinguishment of debt	2.1	14.8	(12.7)	(85.8)%
Other (income) expense, net	(0.7)	(0.3)	(0.4)	133.3%
Total interest and other (income) expense	51.3	60.5	(9.2)	(15.2)%
Income before income taxes	50.2	54.0	(3.8)	(7.0)%
Income tax expense (benefit)	15.0	(79.9)	94.9	(118.8)%
Net income	$35.2	$133.9	$(98.7)	(73.7)%

Adjusted EBITDA	$234.8	$223.2	$11.6	5.2%
Adjusted Net Income	$135.4	$122.6	$12.8	10.4%
___________________________________
n.m. - not meaningful

Revenue

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Revenue
Product	$2,509.1	$2,262.8	$246.3	10.9%
Service	517.0	502.4	14.6	2.9%
Total revenue	$3,026.1	$2,765.2	$260.9	9.4%

Total revenue increased $260.9 million, or 9.4%, to $3,026.1 million for the fiscal year ended June 30, 2019, compared to total revenue of $2,765.2 million for the fiscal year ended June 30, 2018. Revenue growth was driven by growth in all of our solution areas, including 38.8% growth in recurring revenue. We experienced overall growth with state and local government clients, however sales to the federal government declined as compared to the prior year period. In addition, our backlog believed to be firm increased 34% compared to the prior year.

Revenue from sales of product increased $246.3 million, or 10.9%, to $2,509.1 million for the fiscal year ended June 30, 2019, compared to $2,262.8 million for the fiscal year ended June 30, 2018.  The increase in product revenue was driven by growth in networking infrastructure and security technologies, public cloud offerings, and software recognized on a net basis.

Revenue from sales of services increased $14.6 million, or 2.9%, to $517.0 million for the fiscal year ended June 30, 2019, as compared to $502.4 million for the fiscal year ended June 30, 2018. Services revenue growth was not as strong as the growth in product revenue, however, we did see strong activity with clients as services revenue backlog grew 15% compared to the prior year.

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Revenue by solution area
Cloud	$472.8	$437.4	$35.4	8.1%
Security	353.9	324.4	29.5	9.1%
Digital Infrastructure	2,199.4	2,003.4	196.0	9.8%
Total revenue	$3,026.1	$2,765.2	$260.9	9.4%

Cloud revenue increased $35.4 million, or 8.1%, to $472.8 million in the fiscal year ended June 30, 2019, compared to $437.4 million for the fiscal year ended June 30, 2018. Our clients are increasingly turning to Presidio for complex multi cloud deals including connectivity, seamless workload migrations and application transformation across private and multiple public clouds. The Company's strategy of placing the right workload at the right cloud and helping design, implement and manage these across multiple clouds is resonating with our clients. The large client market drove the increase where we experienced growth from financial services and information technology clients. In the government sector both state and local and federal clients increased year over year. The middle-market growth was driven by information technology and media, communications and entertainment clients. Cloud revenue was impacted by shifting of revenue recognition from a point in time to a period over the life of the contract with the customer as our revenue base continues to migrate to multi-year, recurring revenue contracts vs. point in time sales.

Security revenue increased $29.5 million, or 9.1%, to $353.9 million in the fiscal year ended June 30, 2019, compared to $324.4 million in the fiscal year ended June 30, 2018, driven by higher demand from customers as they look to stay ahead of increasingly complex cyber security threats which drove adoption of advanced security technologies and services across middle-market, government, and large clients. Our customers are also increasingly demanding managed security services options to monitor their security posture. In the middle-market, healthcare and professional services clients experienced strong growth. Manufacturing and transportation and healthcare clients drove the growth in the large market sector.

Digital Infrastructure increased $196.0 million, or 9.8%, to $2,199.4 million in the fiscal year ended June 30, 2019, compared to $2,003.4 million in the fiscal year ended June 30, 2018. Software defined infrastructure solutions led the growth in this sector as customers look to upgrade their network with SDN and SDWAN Solutions. We also saw increasing demand from customers looking to upgrade their mobility platforms to next generation Wifi6 solutions. Government clients led the demand for software defined infrastructure solutions, particularly in the state and local market. In the large sector financial services clients drove strong demand, and in the middle-market growth was led by healthcare clients.

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Recurring revenue	$216.2	$155.8	$60.4	38.8%
All other revenue	2,809.9	2,609.4	200.5	7.7%
Total revenue	$3,026.1	$2,765.2	$260.9	9.4%

Recurring revenue increased $60.4 million, or 38.8%, to $216.2 million in the fiscal year ended June 30, 2019, compared to $155.8 million in the fiscal year ended June 30, 2018. Recurring revenue comprised 7.1% of our total revenue in the fiscal year ended June 30, 2019, up from 5.6% in the fiscal year ended June 30, 2018, as we continue to see strong client demand for our public cloud and managed services offerings. The backlog from our recurring revenue solutions now comprises 39% of our total revenue backlog.

Gross Margin

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Gross margin
Product gross margin	$536.6	$480.2	$56.4	11.7%
Service gross margin	101.8	103.8	(2.0)	(1.9)%
Gross margin	$638.4	$584.0	$54.4	9.3%
Product gross margin %	21.4%	21.2%		0.2%
Service gross margin %	19.7%	20.7%		(1.0)%
Total gross margin %	21.1%	21.1%		—%

Total gross margin increased $54.4 million, or 9.3%, to $638.4 million for the fiscal year ended June 30, 2019, as compared to $584.0 million for the fiscal year ended June 30, 2018. As a percentage of total revenue, total gross margin remained flat at 21.1% for the fiscal year ended June 30, 2019, compared to the fiscal year ended June 30, 2018.

Product gross margin increased $56.4 million, or 11.7%, primarily as a result of product revenue increase of 10.9%. Product gross margin as a percentage of product revenue was 21.4% for the fiscal year ended June 30, 2019, an increase of 20 basis points compared to 21.2% for the fiscal year ended June 30, 2018. The favorable impact of strong growth in software sales recognized on a net basis was partly offset by a decline in sales of third party support services and lower margins on our public cloud offerings as the business scales.

Service gross margin decreased $2.0 million, or 1.9%, to $101.8 million for the fiscal year ended June 30, 2019, as compared to $103.8 million for the fiscal year ended June 30, 2018. Services gross margin as a percentage of revenue was 19.7% for the fiscal year ended June 30, 2019, a decrease of 100 basis points from 20.7% for the fiscal year ended June 30, 2018. The decline in total service margins was the result of delays in delivering our service revenue backlog which is up 15%, higher revenue recognition on lower margin services offerings, and high inflationary costs of attracting and retaining our engineering talent.

Operating Expenses

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Operating expenses
Selling expenses	$306.4	$273.2	$33.2	12.2%
General and administrative	123.2	101.8	21.4	21.0%
Selling, general and administrative costs	429.6	375.0	54.6	14.6%
Transaction costs	21.0	10.8	10.2	94.4%
Depreciation and amortization	86.3	83.7	2.6	3.1%
Total operating expenses	$536.9	$469.5	$67.4	14.4%
Selling, general and administrative expenses % of total revenue	14.2%	13.6%		0.6%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $54.6 million, or 14.6%, to $429.6 million during the fiscal year ended June 30, 2019, up from $375.0 million for the fiscal year ended June 30, 2018. The overall increase in SG&A was primarily related to an investment in sales resources focused on high growth areas of the business, increased incentive compensation driven by the 9.3% growth in gross margin, the additional SG&A related to acquisitions completed during the prior fiscal year, and $6.8 million of non-recurring sales and business optimization expenses. Due to the impact of these items, SG&A as a percent of revenue increased by 60 basis points to 14.2% of revenue for the fiscal year ended June 30, 2019 compared to 13.6% of revenue for the fiscal year ended June 30, 2018.
Transaction costs primarily relate to professional fees and other costs incurred as a result of transaction-related activities. In the fiscal year ended June 30, 2019 transaction costs increased $10.2 million primarily due to higher stay, retention and earnout bonuses associated with the performance of acquired businesses during the fiscal year ended June 30, 2018.

Interest and Other (Income) Expense

	Fiscal Year Ended June 30,		Change
(in millions)	2019	2018	$	%
Interest and other (income) expense
Interest expense	$49.9	$46.0	$3.9	8.5%
Loss on extinguishment of debt	2.1	14.8	(12.7)	(85.8)%
Other (income) expense, net	(0.7)	(0.3)	(0.4)	133.3%
Total interest and other (income) expense	$51.3	$60.5	$(9.2)	(15.2)%

Interest and other (income) expense decreased $9.2 million, or 15.2%, to $51.3 million for the fiscal year ended June 30, 2019, from $60.5 million in the fiscal year ended June 30, 2018 primarily due to the reduction in loss on extinguishment of debt for the fiscal year ended June 30, 2019.
The $3.9 million increase in interest expense for the fiscal year ended June 30, 2019 primarily resulted from lower interest expense associated with refinancing transactions, more than offset by higher outstanding balances of term debt associated with the share repurchase and higher variable interest rates. The decline in the loss on extinguishment of debt is primarily associated with the January 2018 refinancing recognized in the prior year.
The $2.1 million loss on extinguishment of debt in the fiscal year ended June 30, 2019 resulted from $100.0 million in cumulative voluntary prepayments on the term loan facility during the fiscal year ended June 30, 2019.

Income Tax Expense (Benefit)

	Fiscal Year Ended June 30,		Change
	2019	2018	$	%
(in millions)		(as adjusted)
Income before income taxes	$50.2	$54.0	$(3.8)	(7.0)%
Income tax expense (benefit)	15.0	(79.9)	94.9	(118.8)%
Net income	$35.2	$133.9	$(98.7)	(73.7)%

Income tax expense of $15.0 million was recognized for the fiscal year ended June 30, 2019, compared to income tax benefit of $79.9 million for the year ended June 30, 2018. The effective tax rate for the fiscal year ended June 30, 2019 was 29.9% compared to (148.0)% in the fiscal year ended June 30, 2018. The change in the effective tax rate is primarily due to the $92.4 million revaluation of deferred income tax assets and liabilities that was recorded in the year ended June 30, 2018 as a result of the Tax Cuts and Jobs Act ("TCJA"). The U.S. federal corporate income tax rate declined to 21% for the fiscal year ended June 30, 2019, as prescribed in the enacted tax legislation of TCJA.

Adjusted EBITDA

Adjusted EBITDA increased $11.6 million, or 5.2%, to $234.8 million for the fiscal year ended June 30, 2019, from $223.2 million for the fiscal year ended June 30, 2018 driven by strong revenue growth. The investments we have made in our public cloud offerings impacted our margins by approximately 20 basis points, with the remainder relating to lower services margins due to delays in delivering our service revenue backlog, investments in sales resources, and increased incentive compensation driven by strong growth in gross margin.

Adjusted Net Income

Adjusted Net Income increased $12.8 million, or 10.4%, to $135.4 million for the fiscal year ended June 30, 2019, from $122.6 million for the fiscal year ended June 30, 2018 due to the increase in Adjusted EBITDA, as well as the favorable impact of tax reform in the fiscal year ended June 30, 2019.

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
	(as adjusted)	(as adjusted)
Revenue
Product	$2,262.8	$2,287.2	$(24.4)	(1.1)%
Service	502.4	448.8	53.6	11.9%
Total revenue	2,765.2	2,736.0	29.2	1.1%
Cost of revenue
Product	1,782.6	1,798.2	(15.6)	(0.9)%
Service	398.6	351.5	47.1	13.4%
Total cost of revenue	2,181.2	2,149.7	31.5	1.5%
Gross margin	584.0	586.3	(2.3)	(0.4)%
Product gross margin	480.2	489.0	(8.8)	(1.8)%
Service gross margin	103.8	97.3	6.5	6.7%
Product gross margin %	21.2%	21.4%		(0.2)%
Service gross margin %	20.7%	21.7%		(1.0)%
Total gross margin %	21.1%	21.4%		(0.3)%
Operating expenses
Selling expenses	273.2	275.4	(2.2)	(0.8)%
General and administrative	101.8	105.0	(3.2)	(3.0)%
Transaction costs	10.8	14.8	(4.0)	(27.0)%
Depreciation and amortization	83.7	81.8	1.9	2.3%
Total operating expenses	469.5	477.0	(7.5)	(1.6)%
Selling, general and administrative expenses % of total revenue	13.6%	13.9%		(0.3)%
Operating income	114.5	109.3	5.2	4.8%
Interest and other (income) expense
Interest expense	46.0	72.5	(26.5)	(36.6)%
Loss on extinguishment of debt	14.8	28.5	(13.7)	(48.1)%
Other (income) expense, net	(0.3)	0.1	(0.4)	n.m.
Total interest and other (income) expense	60.5	101.1	(40.6)	(40.2)%
Income before income taxes	54.0	8.2	45.8	n.m.
Income tax expense (benefit)	(79.9)	3.1	(83.0)	n.m.
Net income	$133.9	$5.1	$128.8	n.m.

Adjusted EBITDA	$223.2	$227.3	$(4.1)	(1.8)%
Adjusted Net Income	$122.6	$101.1	$21.5	21.3%
___________________________________
n.m. - not meaningful

Revenue

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
	(as adjusted)	(as adjusted)
Revenue
Product	$2,262.8	$2,287.2	$(24.4)	(1.1)%
Service	502.4	448.8	53.6	11.9%
Total revenue	$2,765.2	$2,736.0	$29.2	1.1%

Total revenue increased $29.2 million, or 1.1%, to $2,765.2 million for the fiscal year ended June 30, 2018, compared to total revenue of $2,736.0 million for the fiscal year ended June 30, 2017 which was led by growth in Security solutions. Our revenue growth in the period was negatively impacted by net recognition of software subscription sales.

Revenue from sales of product decreased $24.4 million, or 1.1%, to $2,262.8 million for the fiscal year ended June 30, 2018, compared to $2,287.2 million for the fiscal year ended June 30, 2017. The decrease was driven by the impact of net recognition of software subscription sales in the fiscal year ended June 30, 2018, partially offset by strong growth in Security hardware sales.

Revenue from sales of services increased $53.6 million, or 11.9%, to $502.4 million for the fiscal year ended June 30, 2018, as compared to $448.8 million for the fiscal year ended June 30, 2017, a result of increased demand for our professional and managed services. Increased demand for Presidio led services along with several large vendor partner engagements contributed to the double-digit growth in services revenue.

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
	(as adjusted)	(as adjusted)
Revenue by solution area
Cloud	$437.4	$475.9	$(38.5)	(8.1)%
Security	324.4	279.8	44.6	15.9%
Digital Infrastructure	2,003.4	1,980.3	23.1	1.2%
Total revenue	$2,765.2	$2,736.0	$29.2	1.1%

Cloud revenue decreased $38.5 million, or 8.1%, to $437.4 million in the fiscal year ended June 30, 2018, compared to $475.9 million for the fiscal year ended June 30, 2017. The middle market drove the decline where we experienced reduced spending from both healthcare and education clients. In the government sector both state and local and federal clients declined year over year. Cloud revenue was impacted by shifting of revenue recognition from a point in time to a period over the life of the contract with the customer as our revenue base continues to migrate to multi-year, recurring revenue contracts vs. point in time sales.

Security revenue increased $44.6 million, or 15.9%, to $324.4 million in the fiscal year ended June 30, 2018, compared to $279.8 million in the fiscal year ended June 30, 2017, driven by higher demand from customers as they look to stay ahead of increasingly complex cyber security threats which drove adoption of advanced security technologies and services across middle-market and large clients. In the middle market, healthcare clients experienced strong growth as well as education clients. Retail and financial services clients drove the growth in the large market sector.

Digital Infrastructure revenue increased $23.1 million, or 1.2%, to $2,003.4 million in the fiscal year ended June 30, 2018, compared to $1,980.3 million in the fiscal year ended June 30, 2017. Large clients led the demand for core traditional and software defined infrastructure solutions, particularly in the media, communications, and entertainment market as well as the energy and utilities sector.

Gross Margin

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
	(as adjusted)	(as adjusted)
Gross margin
Product gross margin	$480.2	$489.0	$(8.8)	(1.8)%
Service gross margin	103.8	97.3	6.5	6.7%
Gross margin	$584.0	$586.3	$(2.3)	(0.4)%
Product gross margin %	21.2%	21.4%		(0.2)%
Service gross margin %	20.7%	21.7%		(1.0)%
Total gross margin %	21.1%	21.4%		(0.3)%

Total gross margin decreased $2.3 million, or 0.4%, to $584.0 million for the fiscal year ended June 30, 2018, as compared to $586.3 million for the fiscal year ended June 30, 2017. As a percentage of total revenue, total gross margin decreased 30 basis points to 21.1% for the fiscal year ended June 30, 2018, compared to 21.4% of revenue for the fiscal year ended June 30, 2017.

Product gross margin as a percentage of product revenue was 21.2% for the fiscal year ended June 30, 2018, a decrease of 20 basis points from 21.4% for the fiscal year ended June 30, 2017. Expanding margin driven by the net recognition of certain software subscription sales and data center technologies was fully offset by a decline in vendor incentive rebates.

Service gross margin as a percentage of services revenue decreased 100 basis points from 21.7% for the fiscal year ended June 30, 2017, to 20.7% for the fiscal year ended June 30, 2018. The decrease in gross margin percentage was due to a higher proportion of vendor partner service engagements to Presidio delivered services and continued investments in enhancing our managed services and cloud-related service offerings.

Operating Expenses

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
	(as adjusted)	(as adjusted)
Operating expenses
Selling expenses	$273.2	$275.4	$(2.2)	(0.8)%
General and administrative	101.8	105.0	(3.2)	(3.0)%
Selling, general and administrative costs	375.0	380.4	(5.4)	(1.4)%
Transaction costs	10.8	14.8	(4.0)	(27.0)%
Depreciation and amortization	83.7	81.8	1.9	2.3%
Total operating expenses	$469.5	$477.0	$(7.5)	(1.6)%
Selling, general and administrative expenses % of total revenue	13.6%	13.9%		(0.3)%

SG&A decreased $5.4 million, or 1.4%, to $375.0 million during the fiscal year ended June 30, 2018, down from $380.4 million for the fiscal year ended June 30, 2017. The decline in SG&A was primarily attributed to a lower share-based compensation expense in the current year, as well as a decline in selling and administrative personnel costs partially offset by the addition of personnel from the acquisitions of Emergent and Red Sky. Due to the impact of these items, SG&A as a percent of revenue decreased by 30 basis points to 13.6% of revenue for the fiscal year ended June 30, 2018 compared to 13.9% of revenue for the fiscal year ended June 30, 2017.

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

Interest and Other (Income) Expense

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
Interest and other (income) expense
Interest expense	$46.0	$72.5	$(26.5)	(36.6)%
Loss on extinguishment of debt	14.8	28.5	(13.7)	(48.1)%
Other (income) expense, net	(0.3)	0.1	(0.4)	n.m.
Total interest and other (income) expense	$60.5	$101.1	$(40.6)	(40.2)%

Interest and other (income) expense decreased $40.6 million, or 40.2%, to $60.5 million for the fiscal year ended June 30, 2018, from $101.1 million in the fiscal year ended June 30, 2017 primarily due to lower interest expense resulting from lower outstanding debt, reduced interest rates on outstanding debt and smaller losses on extinguishment of debt.

The $26.5 million decline in interest expense for the fiscal year ended June 30, 2018 was primarily related to $22.0 million of lower interest expense associated with the Company’s Senior Notes and Senior Subordinated Notes that have been redeemed and retired, $5.1 million of lower interest expense associated with the Company’s term loan facility reflecting the impact of a lower average interest rate on our outstanding debt in the fiscal year ended June 30, 2018 and a reduction in the outstanding principal due to voluntary prepayments, offset by $0.6 million of other interest items.

The $14.8 million loss on extinguishment of debt in the fiscal year ended June 30, 2018 resulted from the debt refinancing transactions in January 2018 which included the redemption of $125.0 million of Senior Notes, as well as $80.0 million in cumulative voluntary prepayments on the term loan facility during the fiscal year ended June 30, 2018.

Income Tax Expense

	Fiscal Year Ended June 30,		Change
(in millions)	2018	2017	$	%
	(as adjusted)	(as adjusted)
Income before income taxes	$54.0	$8.2	$45.8	n.m.
Income tax expense (benefit)	(79.9)	3.1	(83.0)	n.m.
Net income	$133.9	$5.1	$128.8	n.m.

Income tax benefit of $79.9 million was recognized for the fiscal year ended June 30, 2018, compared to income tax expense of $3.1 million for the year ended June 30, 2017. The effective tax rate for the fiscal year ended June 30, 2018 was (148.0)% compared to 37.8% in the fiscal year ended June 30, 2017. The change in the effective tax rate for the fiscal year ended June 30, 2018 was impacted by the $94.1 million benefit due to the revaluation of deferred income tax assets and liabilities, or (172.6)%, the impact of the $3.7 million excess tax benefit on share-based compensation, or (6.7)%, and the impact of permanent differences including the TCJA which reduced our U.S. federal statutory rate from 35.0% to 28.1% for our fiscal year ending June 30, 2018.

Adjusted EBITDA

Adjusted EBITDA decreased $4.1 million, or 1.8%, to $223.2 million for the fiscal year ended June 30, 2018, from $227.3 million for the fiscal year ended June 30, 2017, reflecting gross margin percent contraction led by lower vendor incentive rebates and higher vendor partner service engagements at lower margins, partially offset by improved efficiency in SG&A as a percentage of revenue driven by lower personnel costs.

Adjusted Net Income

Adjusted Net Income increased $21.5 million, or 21.3%, to $122.6 million for the fiscal year ended June 30, 2018, from $101.1 million for the fiscal year ended June 30, 2017. The increase was attributable to the impact of the TCJA and lower interest expense in the fiscal year ended June 30, 2018.

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

Historical Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Fiscal Year Ended June 30,
	2019	2018	2017
Net cash provided by (used in)
Operating activities	$108.0	$192.0	$51.0
Investing activities	(148.3)	(162.1)	(101.6)
Net borrowings (repayments) on floor plan	2.1	(54.3)	41.6
Other financing activities	31.9	33.9	3.5
Financing activities	34.0	(20.4)	45.1
Net increase (decrease) in cash and cash equivalents	$(6.3)	$9.5	$(5.5)

Operating Activities

Net cash flows from operating activities consist of net income adjusted for noncash items such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, losses on extinguishments of debt or disposals of businesses and for changes in net working capital assets and liabilities. The cash impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor relates to nondeductible book amortization expense associated with intangible assets. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital. As described below, we also consider free cash flow (which is a non-GAAP measure) as a tool to review our cash flow generation, inclusive of all working capital components.

Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Fiscal Year Ended June 30,
	2019	2018	2017
Impact of tax deductible goodwill and intangible assets	$9.0	$10.5	$12.0

Fiscal Year Ended June 30, 2019: Net cash provided by operating activities for the fiscal year ended June 30, 2019 was $108.0 million. This was primarily attributed to a net income of $35.2 million adjusted for: $75.2 million of intangible amortization expense, $15.7 million of total property and equipment depreciation expense, $3.5 million of amortization of debt issuance costs, $2.1 million of losses on extinguishment of debt, $9.5 million of share-based compensation, partially offset by a $29.6 million decrease in our working capital components and other long-term assets. The net decrease in our working capital components (including related non-current assets and liabilities) was primarily driven by an increase in our public cloud resale investments.

Fiscal Year Ended June 30, 2018: Net cash provided by operating activities for the fiscal year ended June 30, 2018 was $192.0 million. This was primarily attributed to net income of $133.9 million adjusted for: $74.4 million of intangible amortization expense, $15.1 million of total property and equipment depreciation expense, $4.5 million of amortization of debt issuance costs, $14.8 million of losses on extinguishment of debt, $7.0 million of share-based compensation, partially offset by a $35.8 million decrease in our working capital components and other long-term assets, as well as a $93.2 million deferred income tax benefit.

Fiscal Year Ended June 30, 2017: Net cash provided by operating activities for the fiscal year ended June 30, 2017 was $51.0 million. This was primarily attributed to a net income of $5.1 million adjusted for: $73.6 million of intangible amortization expense, $13.6 million of total property and equipment depreciation expense, $6.5 million of amortization of deferred issuance costs, $28.5 million noncash loss on extinguishment of debt, $10.2 million of share-based compensation, partially offset by a $68.1 million increase in our working capital components and other long-term assets, as well as a $17.1 million deferred income tax benefit. The net increase in our working capital components (including related non-current assets and liabilities) was primarily driven by higher outstanding customer receivables associated with purchases on the accounts payable – floor plan facility (presented as a change in financing cash flows).

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

Fiscal Year Ended June 30, 2019: Net cash used in investing activities for the fiscal year ended June 30, 2019 was $148.3 million. Cash was primarily used for additional investments in sales-type and direct financing leases of $139.8 million in support of our leasing business and the purchase of property and equipment of $15.1 million, partially offset by proceeds received from our leasing assets of $7.2 million.

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

Fiscal Year Ended June 30, 2019: Net cash used in financing activities for the fiscal year ended June 30, 2019 was $34.0 million, comprised of $2.1 million of net repayments on the accounts payable – floor plan facility and $31.9 million of other financing activities. The $31.9 million provided by other financing activities was primarily the result of $161.5 million in proceeds from discounting financing receivables offset by $100.0 million in repayments on term loans, $23.6 million in retirements of financing receivables and $9.9 million in cash dividends paid.

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

(in millions)	June 30, 2019	June 30, 2018
Available liquidity	$321.9	$333.2
Net debt	$715.9	$649.6
Net working capital ratio	1.02x	1.03x
Free cash flow	$101.7	$122.8

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

The following table presents our calculation of available liquidity as of June 30, 2019 and 2018 (in millions):

	As of June 30, 2019	As of June 30, 2018
Cash and cash equivalents	$30.7	$37.0
Availability under the Revolver	48.6	48.2
Availability under the Receivables Securitization Facility	242.6	248.0
Available liquidity	$321.9	$333.2

Available liquidity decreased from $333.2 million at June 30, 2018 to $321.9 million at June 30, 2019 primarily as a result of decreased availability under our Receivables Securitization Facility associated with an decrease in receivables available as collateral.

The following table presents amounts outstanding under our primary sources of liquidity as of June 30, 2019 and 2018 (in millions):

	As of June 30, 2019	As of June 30, 2018
Cash and cash equivalents	$30.7	$37.0
Accounts payable - floor plan facility	$212.7	$210.6
Revolving credit facility	$—	$—
Receivables Securitization Facility	—	—
Term loan facility, due February 2024	746.6	686.6
Total long-term debt	$746.6	$686.6

Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with the Presidio Acquisition. We believe the change in net debt provides information about our ability to generate free cash flows and de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of June 30, 2019 and 2018 (in millions):

	As of June 30, 2019	As of June 30, 2018
Total long-term debt	$746.6	$686.6
Cash and cash equivalents	(30.7)	(37.0)
Net debt	$715.9	$649.6

Net debt increased from $649.6 million at June 30, 2018 to $715.9 million at June 30, 2019 primarily as a result of an additional $160.0 million in incremental term loan borrowings entered into during the fiscal year ended June 30, 2019, partially offset by $100.0 million of voluntary prepayments on our term loan facility generated from our free cash flow in the period.

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

The following table presents the aggregate net cash impact of our leasing business for the fiscal years ended June 30, 2019 and 2018 (in millions):

	Fiscal Year Ended June 30,
	2019	2018
Additions of equipment under sales-type and direct financing leases	$(139.8)	$(108.3)
Proceeds from collection of financing receivables	7.2	4.1
Additions to equipment under operating leases	(1.3)	(1.6)
Proceeds from disposition of equipment under operating leases	0.7	0.7
Proceeds from the discounting of financing receivables	161.5	114.6
Retirements of discounted financing receivables	(23.6)	(10.0)
Aggregate net cash impact of leasing business	$4.7	$(0.5)

The following table presents reconciliation of net cash provided by operating activities to free cash flow for the fiscal years ended June 30, 2019 and 2018 (in millions):

	Fiscal Year Ended June 30,
	2019	2018
Net cash provided by operating activities	$108.0	$192.0
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	2.1	(54.3)
Aggregate net cash impact of leasing business	4.7	(0.5)
Purchases of property and equipment	(15.1)	(14.4)
Payment of acquisition-related earnout bonuses	2.0	—
Total adjustments	(6.3)	(69.2)
Free cash flow	$101.7	$122.8

Free cash flow for the fiscal year ended June 30, 2019 decreased $21.1 million from the fiscal year ended June 30, 2018 primarily as a result of an increase in prepaids and other assets related to our public cloud resale investments.

As of June 30, 2019 the Company had the following sources of liquidity:

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

Accounts Payable – Floor Plan Facility: We have an agreement with a financial institution that provides our indirect wholly-owned subsidiary with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. We use the extended payment terms of this facility to reduce the working capital needs associated with the timing of vendor payments and the collection of customer receivables. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of June 30, 2019, the aggregate availability for purchases under the floor plan facility is the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable – floor plan facility were $212.7 million as of June 30, 2019.

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

The committed amount of the Receivables Securitization Facility is $250.0 million and the maturity date is November 28, 2020. The borrowing capacity on the facility is subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. We also incur a commitment fee of 0.50% or 0.40%, depending on utilization. At June 30, 2019, the interest rate was 3.80% and the commitment fee was 0.50%.

Accounts receivables purchased by PCF are subject to the satisfaction of customary conditions, including the absence of a termination event and the accuracy of representations and warranties. The obligations under the facility are secured by PCF’s right, title and interest in the pool of receivables and certain related assets. The facility requires that Presidio LLC comply with a minimum fixed charge coverage ratio of 1.0 to 1.0 if its excess liquidity, as defined in the facility, falls below $35.0 million for at least five consecutive days. We were in compliance with this covenant as of June 30, 2019.

There were no borrowings outstanding under the facility as of June 30, 2019. We had $242.6 million available under the facility based on the collateral available as of June 30, 2019.

Credit Facility: On February 2, 2015, Presidio LLC and PNS as borrowers (the “Borrowers”), entered into a senior secured financing facility (the “Credit Agreement”), which provided a term loan (“Term Loan”) and a revolving credit facility (“Revolver”).

In accordance with the terms of the Credit Agreement, the Borrowers may request one or more incremental term loan facilities and/or increase commitments under the Revolver in an aggregate amount of up to the sum of $125.0 million plus additional amounts so long as, (i) in the case of loans under additional credit facilities secured by liens (other than to the extent such liens are expressly subordinated in writing to the liens on the collateral securing the Credit Agreement), the consolidated net first lien secured leverage ratio would be no greater than 3.75 to 1.00 and (ii) in the case of loans under additional credit facilities that would not be included in the computation of the consolidated net first lien secured leverage ratio, the consolidated net secured leverage ratio would be no greater than 4.25 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.

The Borrowers may voluntarily repay outstanding loans under the Credit Agreement at any time, without prepayment premium or penalty except in connection with a repricing event, subject to customary “breakage” costs with respect to LIBOR rate loans.

All obligations under the Credit Agreement are unconditionally guaranteed by the Borrowers and each of their existing and future direct and indirect, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by substantially all assets of the Borrowers and each guarantor, subject to certain exceptions. The Credit Agreement is subject to an inter-creditor agreement with the accounts payable—floor plan facility that provides that certain security interests in assets securing the Credit Agreement shall be subordinate to the security interests on the collateral securing the obligations under the accounts payable—floor plan facility described above.

The Credit Agreement contains certain customary affirmative covenants, negative covenants and events of default. The negative covenants in the Credit Agreement include, among other things, limitations (subject in each case to exceptions) on the ability of the Borrowers, the guarantors and their restricted subsidiaries to:

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

Term Loan: Borrowings under the Term Loan bear interest at a rate equal to, at the Borrowers’ option, either:

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

The applicable margin for term loans is 2.75% in the case of LIBOR rate borrowings and 1.75% in the case of base rate borrowings as of June 30, 2019, resulting from the Company's Incremental Assumption Agreement and Amendment No. 6, entered into on January 5, 2018.

The Credit Agreement requires the Borrowers to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
75% (which percentage will be reduced to 50% if the consolidated net first lien secured leverage ratio is less than or equal to 3.00 to 1.00, reduced to 25% if the consolidated net first lien secured leverage ratio is less than or equal to 2.50 to 1.00 and reduced to 0% if the consolidated net first lien secured leverage ratio is less than or equal to 2.00 to 1.00) of the Borrowers’ annual excess cash flow, as defined under the Credit Agreement;

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

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Credit Agreement.

On September 13, 2018, the Borrowers entered into an Incremental Assumption Agreement and Amendment No. 7 (the “Seventh Amendment”) amending the Credit Agreement. Pursuant to the Seventh Amendment, the Borrowers borrowed $160.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) under the Credit Agreement. The Seventh Amendment established that the Incremental Term Loans with terms substantially identical to the existing term loans outstanding under the Credit Agreement (except with respect to issue price). The net proceeds received by the Company from the issuance of the Incremental Term Loans were $158.1 million and such proceeds were used to fund the Repurchase. The Incremental Term Loans have an interest rate of LIBOR plus 2.75% (with a LIBOR floor of 1.00%) or base rate plus 1.75%, and a maturity date of February 2, 2024.

For the fiscal year ended June 30, 2019, there is an additional $7.4 million required payment based on the Borrowers’ calculation of the annual excess cash flow, which will be paid during the three months ended September 30, 2019

Revolver: The Revolver provides a $50.0 million borrowing capacity with a $25.0 million sublimit available for letters of credit and a swingline loan sub-facility, maturing August 2, 2023. Borrowings under the Revolver bear interest at a rate equal to, at the Borrowers’ option, either:

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

The applicable margin for revolving loans as of June 30, 2019 is 2.75% in the case of LIBOR rate borrowings and 1.75% in the case of base rate borrowings (with margins for revolving loans subject to certain reductions based on a net first lien leverage ratio).

In addition to paying interest on outstanding principal under the Revolver, the Borrowers are required to pay a commitment fee equal to 0.50% (subject to a step down to 0.375% based on a net first lien leverage ratio) in respect of the unutilized commitments under the facility. The Borrowers are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated

amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and customary fronting fees.

All borrowings under the Revolver are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

The Revolver requires that Presidio Holdings, after an initial grace period and subject to a testing threshold, comply on a quarterly basis with a maximum first lien net senior secured leverage ratio. The testing threshold is met if, at the end of any applicable fiscal quarter, the sum of outstanding exposure under the Revolver exceeds 30% of the outstanding commitments under the revolving credit facility at such time.

On March 29, 2019, the Borrowers entered into an Incremental Assumption Agreement and Amendment No. 8 (the “Eighth Amendment”) amending the Credit Agreement. Pursuant to the Eighth Amendment, the Borrowers $50.0 million of existing revolving facility commitments (the “Existing Revolving Facility Commitments”) were replaced with $50.0 million of new revolving facility commitments (the “New Revolving Facility Commitments”), having substantially similar terms as the Existing Revolving Facility Commitments, except with respect to the interest rate and maturity date. The interest rate applicable to the New Revolving Facility Commitments was reduced to 2.75% from 4.25% in the case of LIBOR loans, and 1.75% from 3.25% in the case of base rate loans. The New Revolving Facility Commitments will mature on August 2, 2023, approximately 3.5 years later than the February 2, 2020 maturity date that was applicable to the Existing Revolving Facility Commitments.

As of June 30, 2019, there were no outstanding borrowings on the Revolver and there were $1.4 million in letters of credit outstanding. We are in compliance with the covenants and as of June 30, 2019 had $48.6 million available for borrowings under the facility.

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 30, 2019 (in millions):

	Payments Due by Period
	Total	<1 Year	1-3 Years	4-5 Years	>5 Years
Term loan facility(1)	$746.6	$—	$—	$746.6	$—
Interest on term loan facility(2)	173.0	35.2	76.8	61.0	—
Operating leases(3)	53.2	11.9	18.8	11.7	10.8
Total	$972.8	$47.1	$95.6	$819.3	$10.8
___________________________________

(1)	Includes future principal on long-term borrowings through scheduled maturity dates.

(2)
Interest payments for the variable rate term loan were calculated using interest rates as of June 30, 2019. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

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

We may become subject to lawsuits arising out of or relating to the proposed Merger. See Note 24 - Subsequent Events. One of the conditions to completion of the Merger is the absence of an order, injunction or law prohibiting the Merger. Accordingly, if a plaintiff were to be successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed.

Off-Balance Sheet Arrangements

We had $1.4 million and $1.8 million of outstanding letters of credit on our revolving credit facility as of June 30, 2019 and June 30, 2018, respectively. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

During the year ended June 30, 2018, we did not declare or pay any distributions to stockholders. However, beginning in September 2018, our Board of Directors has declared a quarterly dividend of $0.04 per share of common stock.

The following is a summary of the dividends declared by the Company to holders of common stock:

Declaration Date	Record Date	Payment Date	Amount Per Share
September 6, 2018	September 26, 2018	October 5, 2018	$0.04
November 7, 2018	December 26, 2018	January 7, 2019	$0.04
February 6, 2019	March 27, 2019	April 5, 2019	$0.04
May 8, 2019	June 26, 2019	July 5, 2019	$0.04
August 28, 2019	September 25, 2019	October 4, 2019	$0.04

We intend to declare quarterly dividends to holders of common stock. However, any future declaration and payment of future dividends to holders of common stock will be at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the Board of Directors deems relevant. Presidio, Inc., as a holding company, has no direct operations and our ability to pay dividends is limited to our available cash on hand and any funds received from subsidiaries. The terms of the indebtedness may restrict Presidio, Inc.’s ability to pay dividends, or may restrict the subsidiaries from paying dividends to Presidio, Inc. under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. See “Risks Related to an Investment in our Common Stock — Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our agreements with third parties, our holding company structure and applicable provisions of Delaware law. If we do not pay dividends you may not receive funds without selling your common stock."

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

The Company has a contract with a customer when there is an agreement that creates legally enforceable rights and obligations that includes: the approval of the parties to the contract, the identification of each party’s rights regarding the goods or services to be transferred, the establishment of payment terms for the goods or services to be transferred, the existence of commercial substance of the contract and the determination that it is probable that the Company will collect substantially all of the consideration to which it will be entitled in the arrangement. Determining when the Company has a legally enforceable contract with the customer requires judgment. Generally, the Company believes it has a legally enforceable contract when it has a valid purchase order from the customer or it has a confirmatory customer approval of a quote, statement of work, or other binding agreement that individually, or in combination with other arrangements with the customer, satisfies the criteria above.

As a provider of third-party products and services, the Company must assess whether it has promised to provide the customer the specific goods or services itself (as a principal) in which case revenue is recognized on a gross basis, or to arrange for those specified goods and services to be provided by another party (as an agent) in which revenue is recognized on a net basis. Determining whether the Company is acting as a principal or agent in its role in fulfilling the specific goods or services provided under a contract requires judgment. In applying the principal versus agent accounting guidance, the Company considers several factors and indicators including an assessment of the Company’s role in fulfilling the promise to provide the specific goods or services, the Company’s inventory risk before or after the goods and services are transferred to the customer and the Company’s discretion in establishing prices for the specified goods or services. The Company may be a principal in the fulfillment of some goods and services and an agent for other goods and services within the same contract.

The Company’s solutions may consist of a combination of performance obligations including third-party products along with services delivered by the Company and/or third-parties. Contracts that contain multiple performance obligations may have revenue recognized at different times or over different periods of time as discussed in the policies below. For contracts that contain multiple performance obligations, the total transaction price of the contract is allocated to the separate performance obligations based on each performance obligation’s relative standalone selling price. Determining standalone selling price requires judgment. To determine standalone selling prices of the Company’s performance obligations, the Company generally applies a cost-plus margin approach to determine a range of reasonable prices for each performance obligation.

When a contract includes variable consideration such as usage-based or user-based fees, service level agreements, or volume-based pricing, the Company estimates the amount which the Company believes it will be entitled in exchange for transferring the promised goods or services to the customer. Estimating variable consideration requires judgment. The Company uses either the expected value method or the most likely amount method to estimate variable consideration based on the facts and circumstances in each contract. The Company updates its estimates as facts and circumstances change throughout the contract.

Revenue for each performance obligation is recognized as control of the performance obligation is transferred to the customer. Determining when control has transferred requires judgment. For performance obligations satisfied at a point in time, the Company determines when control has been transferred based on an evaluation of the following indicators: the Company has a present right to payment, the customer has legal title, the Company has transferred physical possession, the customer has the significant risk and rewards of ownership and the customer has accepted the assets. For performance obligations satisfied over a period of time, the Company recognizes revenue using an appropriate method to estimate the progress toward complete satisfaction of the performance obligation. Estimating the completed progress on a contract may require judgment.

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
Revenue from public cloud arrangements - Revenue from public cloud arrangements is recognized on a gross basis over a period of time using a time-lapsed method and recorded as product revenue with the associated cost recorded as product cost of revenue. Any variable based usage incurred above contractually stated minimums are recognized in the period in which the customer consumes and the Company provides the additional platform capacity.

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

Unbilled accounts receivable represent the revenue that has been earned but not yet billed to the customer as of the balance sheet date, less a provision for credit losses. Unbilled accounts receivable typically are comprised of receivables for hardware and software products delivered but not yet invoiced as a result of bill in full provisions, support service contracts and software licenses that are being billed over the contract term to customers, and revenue on professional service contracts in which revenue has been recognized but invoicing milestones have not yet been achieved. Management determines the provision for credit losses by reviewing unbilled amounts to identify troubled accounts, using historical experience and considering economic conditions that may affect a customer’s ability to pay. Unbilled receivables are written off when deemed uncollectible.

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

Prior to the fiscal year ended June 30, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we recorded excess tax benefits to additional paid in capital on the consolidated balance sheet. Subsequently, excess tax benefits are recorded as a component of income tax expense in the consolidated statement of operations. Additionally, subsequent to the adoption of ASU 2016-09, excess tax benefits are presented as an operating activity on the consolidated statement of cash flows, instead of as a financing activity. Subsequent to the adoption of ASU 2016-09, the Company has elected to recognize forfeitures as they occur.

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

Partner Incentive Program Consideration

The Company receives payments and credits from vendors for various programs, including rebates, volume incentive programs, and shared marketing expense programs. Each program varies in length and has varying conditions or achievement targets that determine the amount of consideration the Company is eligible for. The Company estimates and recognizes the amount of partner incentive program consideration earned when it is probable and reasonably estimable using the information available or historical data. Estimating partner incentive program consideration requires judgment. Such partner incentive program consideration is recognized as a reduction of cost of revenue with respect to rebates, volume incentive programs and similar programs or as a reduction to operating expenses with respect to shared marketing expense programs.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our term loans are floating and, therefore, are subject to fluctuations. If interest rates rise in the future, our interest expense will increase. To manage this risk, we may enter into interest rate swaps to add stability to interest expense and to manage our exposure to interest rate fluctuations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” for information on cash flows, interest rates and maturity dates of our debt obligations.

PRESIDIO, INC.

Item 8.         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Presidio, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Presidio, Inc. and its subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes to the consolidated financial statements and schedules listed in Item 15 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated August 29, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2005.

New York, New York
August 29, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Presidio, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Presidio, Inc.'s (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes to the consolidated financial statements and schedules listed in Item 15 (collectively, the financial statements) of the Company and our report dated August 29, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York
August 29, 2019

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)

	As of June 30, 2019	As of June 30, 2018
		(as adjusted)
Assets
Current Assets
Cash and cash equivalents	$30.7	$37.0
Accounts receivable, net	674.6	608.7
Unbilled accounts receivable, net	205.3	171.5
Financing receivables, current portion	96.4	88.3
Inventory	25.2	27.7
Prepaid expenses and other current assets	123.1	112.5
Total current assets	1,155.3	1,045.7
Property and equipment, net	36.4	35.9
Financing receivables, less current portion	140.3	116.8
Goodwill	803.7	803.7
Identifiable intangible assets, net	625.1	700.3
Other assets	110.1	33.9
Total assets	$2,870.9	$2,736.3
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	497.7	457.7
Accounts payable – floor plan	212.7	210.6
Accrued expenses and other current liabilities	294.6	228.2
Discounted financing receivables, current portion	93.9	85.2
Total current liabilities	1,098.9	981.7
Long-term debt, net of debt issuance costs	733.8	671.2
Discounted financing receivables, less current portion	131.2	108.6
Deferred income tax liabilities	180.6	180.5
Other liabilities	88.0	34.0
Total liabilities	2,232.5	1,976.0
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at June 30, 2019 and June 30, 2018	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized; and 82,852,340 and 92,853,983 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	0.8	0.9
Additional paid-in capital	500.4	644.3
Retained earnings	137.2	115.1
Total stockholders’ equity	638.4	760.3
Total liabilities and stockholders’ equity	$2,870.9	$2,736.3

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)

	Fiscal Year Ended June 30,
	2019	2018	2017
		(as adjusted)	(as adjusted)
Revenue
Product	$2,509.1	$2,262.8	$2,287.2
Service	517.0	502.4	448.8
Total revenue	3,026.1	2,765.2	2,736.0
Cost of revenue
Product	1,972.5	1,782.6	1,798.2
Service	415.2	398.6	351.5
Total cost of revenue	2,387.7	2,181.2	2,149.7
Gross margin	638.4	584.0	586.3
Operating expenses
Selling expenses	306.4	273.2	275.4
General and administrative expenses	123.2	101.8	105.0
Transaction costs	21.0	10.8	14.8
Depreciation and amortization	86.3	83.7	81.8
Total operating expenses	536.9	469.5	477.0
Operating income	101.5	114.5	109.3
Interest and other (income) expense
Interest expense	49.9	46.0	72.5
Loss on extinguishment of debt	2.1	14.8	28.5
Other (income) expense, net	(0.7)	(0.3)	0.1
Total interest and other (income) expense	51.3	60.5	101.1
Income before income taxes	50.2	54.0	8.2
Income tax expense (benefit)	15.0	(79.9)	3.1
Net income	$35.2	$133.9	$5.1
Earnings per share:
Basic	$0.42	$1.46	$0.07
Diluted	$0.40	$1.39	$0.06
Weighted-average common shares outstanding:
Basic	84,642,698	91,891,295	77,517,700
Diluted	88,386,218	96,227,578	81,861,839

Cash dividends per common share	$0.16	$—	$—

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)

	Fiscal Year Ended June 30,
	2019	2018	2017
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income	$35.2	$133.9	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	75.2	74.4	73.6
Depreciation of property and equipment in operating expenses	11.1	9.3	8.2
Depreciation of property and equipment in cost of revenue	4.6	5.8	5.4
Provision for sales returns and credit losses	2.4	1.0	2.0
Amortization of debt issuance costs	3.5	4.5	6.5
Loss on extinguishment of debt	2.1	14.8	28.5
Noncash lease income	(6.1)	(1.4)	(3.7)
Share-based compensation expense	9.5	7.0	10.2
Deferred income tax benefit	—	(93.2)	(17.1)
Other	0.1	0.1	0.4
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(102.8)	(20.9)	(104.7)
Inventory	2.5	0.3	20.6
Prepaid expenses and other assets	(86.7)	(32.7)	(23.6)
Accounts payable – trade	40.0	96.4	(31.9)
Accrued expenses and other liabilities	117.4	(7.3)	71.5
Net cash provided by operating activities	108.0	192.0	51.0
Cash flows from investing activities:
Acquisition of businesses, net of cash and cash equivalents acquired	—	(42.8)	—
Proceeds from collection of escrow related to acquisition of business	—	0.2	0.6
Additions of equipment under sales-type and direct financing leases	(139.8)	(108.3)	(100.1)
Proceeds from collection of financing receivables	7.2	4.1	9.8
Additions to equipment under operating leases	(1.3)	(1.6)	(2.0)
Proceeds from disposition of equipment under operating leases	0.7	0.7	1.5
Purchases of property and equipment	(15.1)	(14.4)	(11.4)
Net cash used in investing activities	(148.3)	(162.1)	(101.6)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriter discounts and commissions	—	—	247.5
Payments of initial public offering costs	—	—	(7.2)
Proceeds from issuance of common stock under share-based compensation plans	5.1	8.0	1.1
Common stock repurchased	(158.6)	—	—
Dividends paid	(9.9)	—	—
Proceeds from the discounting of financing receivables	161.5	114.6	108.6
Retirements of discounted financing receivables	(23.6)	(10.0)	(5.0)
Deferred financing costs	(0.7)	(1.2)	—
Net repayments on the receivables securitization facility	—	—	(5.0)
Repayments of senior and subordinated notes	—	(135.7)	(230.8)
Borrowings of term loans, net of original issue discount	158.1	138.2	—
Repayments of term loans	(100.0)	(80.0)	(105.7)
Net borrowings (repayments) on the floor plan facility	2.1	(54.3)	41.6
Net cash provided by (used in) financing activities	34.0	(20.4)	45.1
Net increase (decrease) in cash and cash equivalents	(6.3)	9.5	(5.5)
Cash and cash equivalents:
Beginning of the period	37.0	27.5	33.0
End of the period	$30.7	$37.0	$27.5

PRESIDIO, INC.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	Fiscal Year Ended June 30,
	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$44.5	$44.8	$75.7
Income taxes, net of refunds	$17.3	$20.3	$3.3
Reduction of discounted lease assets and liabilities	$114.9	$102.7	$89.6
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2016 (as reported)	—	$—	71,922,836	$0.7	$373.9	$(27.7)	$346.9
Cumulative effect of ASC 606 adjustment	—	—	—	—	—	3.8	3.8
Balance, June 30, 2016 (as adjusted)	—	—	71,922,836	0.7	373.9	(23.9)	350.7
Common stock issued for initial public offering, net of underwriting discounts and commissions	—	—	18,766,465	0.2	247.3	—	247.5
Costs related to initial public offering	—	—	—	—	(7.2)	—	(7.2)
Common stock issued for acquisitions	—	—	280,618	—	1.1	—	1.1
Net income	—	—	—	—	—	5.1	5.1
Share-based compensation expense	—	—	—	—	10.2	—	10.2
Balance, June 30, 2017 (as adjusted)	—	—	90,969,919	0.9	625.3	(18.8)	607.4
Common stock issued for awards under share-based compensation plans	—	—	1,614,777	—	7.9	—	7.9
Common stock issued for acquisitions	—	—	269,287	—	4.1	—	4.1
Net income	—	—	—	—	—	133.9	133.9
Share-based compensation expense	—	—	—	—	7.0	—	7.0
Balance, June 30, 2018 (as adjusted)	—	—	92,853,983	0.9	644.3	115.1	760.3
Common stock issued for awards under share-based compensation plans	—	—	748,357	—	5.1	—	5.1
Common stock repurchased	—	—	(10,750,000)	(0.1)	(158.5)	—	(158.6)
Common stock cash dividend declared	—	—	—	—	—	(13.1)	(13.1)
Net income	—	—	—	—	—	35.2	35.2
Share-based compensation expense	—	—	—	—	9.5	—	9.5
Balance, June 30, 2019	—	$—	82,852,340	$0.8	$500.4	$137.2	$638.4

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., formerly named Aegis Holdings, Inc. (“Aegis”), is a Delaware corporation which was incorporated on November 20, 2014 by certain investment funds affiliated with or managed by Apollo Global Management, LLC and its subsidiaries, including Apollo Investment Fund VIII, L.P., along with their parallel investment funds (the “Apollo Funds”) to complete the acquisition of Presidio Holdings Inc. (“Presidio Holdings”). Presidio Holdings is a holding company for its wholly-owned subsidiary, Presidio LLC, and its operating subsidiaries, which are described below. Prior to its acquisition of Presidio Holdings on February 2, 2015 (the “Presidio Acquisition”), Aegis had no operations or activity other than acquisition related costs. Subsequent to the Presidio Acquisition, Presidio, Inc. became the holding company and derives all of its operating income and cash flows from Presidio Holdings and its subsidiaries.

For the periods presented, the Company operated primarily through Presidio Networked Solutions LLC (“PNS”), a single indirect, wholly-owned subsidiary. PNS is a leading provider of life-cycle based IT solutions and services. The PNS business also includes the operations of Presidio Networked Solutions Group, LLC (“PNSG”). In addition, the Company operates an IT infrastructure leasing company, Presidio Technology Capital, LLC (“PTC”).

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

Nature of Business

Presidio is a leading provider of IT solutions in North America. We deliver this technology expertise through a full life-cycle model of professional, managed, and support services including strategy, consulting, implementation and design. By taking the time to deeply understand how our clients define success, we help them harness technology advances, simplify IT complexity and optimize their environments today while enabling future applications, user experiences, and revenue models.

Our mission is to enable our clients to capture economic value from the digital transformation of their businesses by developing, implementing and managing world class, cloud ready, secure and agile IT Infrastructure solutions. By investing in the future of IT solutions we stay at the forefront of technology trends and to ensure our clients have access to a wide range of technologies and best-of-breed solutions, we partner with a variety of OEMs, including market leaders and emerging providers to bring our clients integrated, multi technology solutions.

Our clients are increasingly dependent on Presidio to develop best of breed, vendor-agnostic agile, secure multi-cloud digital solutions. We are well positioned to benefit from the rapid growth in demand for our customers' digital journey. Examples of such solutions include software defined networking, IoT, data analytics, unified communications, data center modernization, hybrid and multi-cloud, cyber risk management and enterprise mobility. These solutions are enabled by our expertise in foundational technologies, built upon our investments in network, cloud, data center, security, collaboration and mobility.

The Company focuses on serving the middle market as it is a highly attractive segment of the IT services market, and we are differentiated by our strategic focus on this attractive segment. The increasing potential and complexity of emerging technologies and digital transformation are creating more demand for our solutions and services. Customers in the middle market are usually large enough to have substantial technology needs but typically have fewer IT resources and lack the broad expertise required to develop the necessary solutions as compared to larger companies. As a trusted solutions provider, our clients rely on us for IT investment decisions. We simplify IT for them by building solutions utilizing what we view as the best possible technologies. Since many large-scale IT service providers focus on larger enterprises, and because many resellers are unable to provide end-to-end solutions, we believe the middle market has remained underpenetrated and underserved.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's revenue from solutions consists of the resale of hardware, software, and third-party support service contracts, which is reported as product revenue, and the sale of professional, cloud and managed services, which is reported as service revenue. The Company implements IT solutions for its customers on a national and international basis, although the Company's principal markets are located in the continental United States.

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

On November 21, 2017, the Company completed a secondary public offering of 8,000,000 shares of the Company’s common stock by AP VIII Aegis Holdings, L.P. ("Aegis LP"), an affiliate of investment funds managed by affiliates of Apollo Global Management, LLC at a price to the public of $14.25 per share. In addition, the underwriters to such secondary public offering purchased an additional 1,200,000 shares of common stock from Aegis LP. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $1.0 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2018.

On September 20, 2018, the Company completed a secondary public offering of 3,000,000 shares of the Company’s common stock by Aegis LP at a price of $15.24 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.3 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2019.

On February 12, 2019, the Company completed a secondary public offering of 4,000,000 shares of the Company’s common stock by Aegis LP at a price of $15.11 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.1 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2019.

As a result of the completion of the February 12, 2019 secondary offering, Aegis LP no longer controls a majority of our common stock and the Company therefore no longer qualifies as a “controlled company” within the meaning of the NASDAQ corporate governance requirements. The NASDAQ rules require that we appoint a majority of independent directors to our Board of Directors within one year of the completion of the secondary offering. As required by the NASDAQ rules, we appointed one independent member to each of our compensation and nominating and corporate governance committees prior to the completion of the secondary offering on February 12, 2019, and then reconstituted the committees on May 6, 2019 so that they are each comprised of a majority of independent members. The NASDAQ rules require that we appoint compensation and nominating and corporate governance committees composed entirely of independent directors within one year of the completion of the secondary offering. During these transition periods, we may elect not to comply with certain NASDAQ corporate governance requirements as permitted by the NASDAQ rules.

On March 15, 2019, the Company completed a secondary public offering of 5,000,000 shares of the Company’s common stock by certain of its stockholders, including Aegis LP at a price to the public of $15.25 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.2 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2019.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and SEC rules and regulations for annual reporting periods. All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown have been made. With the exception of acquisition related accounting and the adoption of ASU 2014-09 — Contracts with Customers, all other adjustments are of a normal recurring nature.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue from public cloud arrangements - Revenue from public cloud arrangements is recognized on a gross basis over a period of time using a time-lapsed method and recorded as product revenue with the associated cost recorded as product cost of revenue. Any variable based usage incurred above contractually stated minimums are recognized in the period in which the customer consumes and the Company provides the additional platform capacity.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may incur costs to fulfill a contract associated with our professional services, public cloud or managed services, including, but not limited to, turn-up services, purchasing support service contracts, public cloud reserved instances and software licenses. These costs are initially deferred as prepaid expenses or other assets and expensed over the period that services are being provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. The Company’s cash management program utilizes zero balance accounts and overnight money market investments. The Company does not have any compensating balance requirements.

Accounts Receivable

Accounts receivable are carried at the original invoice amount less a provision for sales returns and credit losses. Management determines the provision for credit losses by reviewing all outstanding amounts to identify troubled accounts, using historical experience applied to the aging of accounts, and considering current economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Accounts receivable are generally due within 30 days of the date of the invoice and typically do not bear interest. Any interest income received on accounts receivable is recorded as received or when collectability is reasonably assured.

Unbilled Accounts Receivable

Unbilled accounts receivable represent the revenue that has been earned but not yet billed to the customer as of the balance sheet date, less a provision for credit losses. Unbilled accounts receivable typically are comprised of receivables for hardware and software products delivered but not yet invoiced as a result of bill in full provisions, software sold to clients on an installment basis, support service contract sales that are being billed over the contract term to customers, and revenue on professional service contracts in which revenue has been recognized but invoicing milestones have not yet been achieved. Management determines the provision for credit losses by reviewing unbilled amounts to identify troubled accounts, using historical experience and considering economic conditions that may affect a customer’s ability to pay. Unbilled receivables are written off when deemed uncollectible.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assesses goodwill for impairment at least annually on March 31 of each year for each reporting unit. To perform its impairment assessment, the Company compares the fair value of our reporting unit with its carrying amount. If our carrying amount exceeds our fair value, an impairment charge would be recognized for the difference. When the fair value of our reporting unit exceeds the carrying amount, no impairment is recognized.

As of March 31, 2019, our estimated fair value exceeded our carrying value by approximately 94.8%. Our fair value was calculated based on our total market capitalization on March 31, 2019. On a qualitative basis, no economic, industry or our company-specific indicators were noted which would have led us to believe that it is more likely than not that goodwill was impaired since March 31, 2019.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon entering into a lease transaction, the Company generally assigns the customer lease payments to a financial institution along with a first priority security interest in the leased equipment (“discounting”). These assignments do not qualify for sale accounting and, as such, are not derecognized from the consolidated balance sheet and instead reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheets and continue to be reported and accounted for as if the sale or assignment had not occurred. The majority of our assigned lease payments are on a nonrecourse basis with the financial institutions. At the time the lease is discounted, the Company receives a cash payment from the financial institution equal to the present value of the lease payments discounted at a fixed interest rate, and a related liability is established equal to this cash payment received. The asset and liability are both decreased over the term of the lease as payments are received by the financial institution from the lessee. The typical term of our leases and the discounting arrangements is between two and five years.

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

Prior to the fiscal year ended June 30, 2017 adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we recorded excess tax benefits to additional paid in capital on the consolidated balance sheet. Subsequently, excess tax benefits are recorded as a component of income tax expense in the consolidated statement of operations. Additionally, subsequent to the adoption of ASU 2016-09, excess tax benefits are presented as an operating activity on the consolidated statement of cash flows, instead of as a financing activity. Subsequent to the adoption of ASU 2016-09, the Company has elected to recognize forfeitures as they occur.

The Company records excess tax benefits as a component of income tax expense in the consolidated statement of operations. Excess tax benefits are presented as an operating activity on the consolidated statement of cash flows.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements Adopted During the Fiscal Year

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2018, the Company adopted ASC 606 utilizing the full retrospective method. The adoption of ASC 606 impacted the Company's results as follows (in millions, except per-share data):

	Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted	As Reported	ASU 2014-09 Adjustment	As Adjusted
Revenue
Product	$2,373.2	$(86.0)	$2,287.2	$2,336.5	$(73.7)	$2,262.8
Service	444.4	4.4	448.8	521.5	(19.1)	502.4
Total revenue	2,817.6	(81.6)	2,736.0	2,858.0	(92.8)	2,765.2
Cost of revenue
Product	1,884.2	(86.0)	1,798.2	1,856.3	(73.7)	1,782.6
Service	347.5	4.0	351.5	416.7	(18.1)	398.6
Total cost of revenue	2,231.7	(82.0)	2,149.7	2,273.0	(91.8)	2,181.2
Gross margin	$585.9	$0.4	$586.3	$585.0	$(1.0)	$584.0

Selling expenses	$276.2	$(0.8)	$275.4	$273.7	$(0.5)	$273.2

Operating income	$108.1	$1.2	$109.3	$115.0	$(0.5)	$114.5
Income tax benefit	$2.6	$0.5	$3.1	$(79.7)	$(0.2)	$(79.9)
Net income	$4.4	$0.7	$5.1	$134.2	$(0.3)	$133.9

Earnings per share:
Basic	$0.06	$0.01	$0.07	$1.46	$—	$1.46
Diluted	$0.05	$0.01	$0.06	$1.39	$—	$1.39

	As of June 30, 2018
	As Reported	ASU 2014-09 Adjustment	As Adjusted
Accounts receivable, net	$613.3	$(4.6)	$608.7
Unbilled accounts receivable, net	$156.7	$14.8	$171.5
Prepaid expenses and other current assets	$80.7	$31.8	$112.5
Total assets	$2,694.3	$42.0	$2,736.3

Accrued expenses and other current liabilities	$193.2	$35.0	$228.2
Deferred income tax liabilities	$177.7	$2.8	$180.5
Total liabilities	$1,938.2	$37.8	$1,976.0

Retained earnings	$110.9	$4.2	$115.1
Total stockholders’ equity	$756.1	$4.2	$760.3
Total liabilities and stockholders’ equity	$2,694.3	$42.0	$2,736.3

The adoption of ASC 606 impacted net income, as noted above, as well as elements of working capital. Total cash flows from operating activities, investing activities and financing activities remained unchanged for the fiscal years ended June 30, 2019 and 2018.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard has an effective date for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the impact that the standard will have on the consolidated financial statements and began incorporating the required changes on the effective date of July 1, 2019.

The Company adopted this standard under the modified retrospective method as of the date of adoption with prior periods not adjusted. The adoption of the standard is not expected to have a material impact on the Company’s leasing business from a lessor perspective. Furthermore, we expect the adoption of the standard to impact the Company’s balance sheet through the recognition of right-of-use assets and lease obligation liabilities; with the vast majority of these balances related to operating leases for our offices and warehouses. The Company does not expect the standard to materially impact the consolidated statement of operations or the consolidated statement of cash flows.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40), which amends current guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. The guidance in ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company does not believe this standard will have a material impact on the consolidated financial statements.

Note 2.         Revenue Recognition

Contract Assets and Liabilities

Contract assets consist of revenue recognized in excess of the amount the Company has invoiced a customer. Contract assets primarily relate to the Company's current and long-term unbilled receivables. As of June 30, 2019 and 2018, the current unbilled receivables balance was $205.3 million and $171.5 million, respectively. As of June 30, 2019 and 2018, the long-term unbilled receivables balance was $77.2 million and $28.3 million, respectively, and is presented within other assets on the consolidated balance sheet.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of transferring goods or services. Contract liabilities primarily relate to the Company's current and long-term unearned revenue. As of June 30, 2019 and 2018, the current unearned revenue balance was $70.5 million and $73.0 million, respectively. As of June 30, 2019 and 2018, the long-term unearned revenue balance was $13.5 million and $3.8 million, respectively. During the fiscal year ended June 30, 2019, the Company recognized $57.9 million of revenue related to its contract liabilities.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsatisfied Performance Obligations

For contracts greater than one year, the table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 and when the Company expects to recognize this revenue, by fiscal year. These performance obligations primarily relate to managed service and public cloud contracts.

(in millions)	Years ending June 30,
2020	$150.6
2021	109.6
2022	48.1
2023	7.0
2024	3.0
2025 and thereafter	0.3
Total	$318.6

Disaggregation of revenue

Refer to Note 21 for additional information detailing disaggregation of revenue for the fiscal years ended June 30, 2019, 2018 and 2017.

Note 3.         Acquisitions

Red Sky Solutions, LLC

On April 3, 2018, the Company completed the acquisition (“Red Sky Acquisition”) of all of the issued and outstanding units of Red Sky Solutions, LLC in exchange for $36.6 million paid in cash and approximately $4.1 million paid in 269,287 restricted shares of the Company’s common stock. Subsequent to the purchase date, the Company collected $0.2 million from escrow. As part of the Red Sky Acquisition, certain employees of Red Sky are eligible to obtain an earnout bonus based on a target EBITDA, subject to continued employment based upon performance in each of the first two years after acquisition. Expense for this earnout is recorded in transaction costs, presented in the consolidated statement of operations. The acquisition expanded our geographic footprint in the southwestern United States. In July 2019, the Company paid $17.0 million related to the first year earnout bonus based on the performance of the Red Sky business through April 3, 2019.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation for the Red Sky Acquisition (in millions):

Computation of purchase price:
Cash paid to sellers	$36.6
Receivable collected from escrow	(0.2)
Fair value of equity consideration	4.1
Total consideration	$40.5
Allocation of purchase price:
Fair value of assets acquired
Cash	$3.0
Accounts receivable	7.2
Unbilled accounts receivable	0.3
Inventory	0.2
Prepaid expenses and other current assets	1.3
Property and equipment	1.7
Goodwill	19.6
Identifiable intangible assets	18.5
Fair value of liabilities assumed
Accounts payable - trade	(8.5)
Accrued expenses and other current liabilities	(2.8)
Total net assets acquired	$40.5

Emergent Networks, LLC

On August 31, 2017, the Company completed the acquisition of all of the issued and outstanding units of Emergent Networks, LLC (“Emergent”) for total consideration of approximately $9.3 million. The acquisition of Emergent expanded our geographic footprint in Minnesota. The Company incurred $0.1 million of acquisition related costs during the fiscal year ended June 30, 2018 associated with the acquisition of Emergent, which are presented as part of transaction costs in the consolidated statements of operations. In connection with this acquisition, the Company recognized $4.3 million of identifiable intangible assets and $2.6 million of goodwill. In January 2019, the Company paid $2.0 million related to an earnout bonus based on the performance of the Emergent business.

Note 4.         Accounts and Unbilled Receivables

Accounts receivable consisted of the following (in millions):

	June 30, 2019	June 30, 2018
		(as adjusted)
Gross accounts receivable	$684.1	$616.4
Provision for sales returns and credit losses	(9.5)	(7.7)
Total accounts receivable, net	$674.6	$608.7

Unbilled receivables consisted of the following (in millions):

	June 30, 2019	June 30, 2018
		(as adjusted)
Gross unbilled accounts receivable	$205.6	$171.8
Provision for sales returns and credit losses	(0.3)	(0.3)
Total unbilled accounts receivable, net	$205.3	$171.5

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.         Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2019	June 30, 2018
		(as adjusted)
Deferred product costs	18.3	29.5
Partner incentive program receivable	25.5	32.7
Prepaid professional services	34.8	25.8
Prepaid reserved instances	22.6	2.0
Prepaid income taxes	5.3	4.9
Other prepaid expenses and current assets	16.6	17.6
Total prepaid expenses and other current assets	$123.1	$112.5

Note 6.         Financing Receivables and Operating Leases

The Company records the lease receivables related to discounted sales-type or direct financing leases as financing receivables, and the related liability resulting from discounting customer payment streams as discounted financing receivables, in the Company’s consolidated balance sheets. Discounted customer payment streams are typically collateralized by a security interest in the underlying assets being leased. At June 30, 2019 and 2018, the interest rates on discounted leases ranged from 0.0% to 9.0% and 0.0% to 10.0%, respectively.

Financing receivables – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows (in millions):

June 30, 2019	Discounted to financial institutions	Not discounted to financial institutions	Total
Minimum lease payments	$243.2	$3.0	$246.2
Estimated net residual values	—	5.9	5.9
Unearned income	(14.3)	(0.8)	(15.1)
Provision for credit losses	—	(0.3)	(0.3)
Total, net	$228.9	$7.8	$236.7

Reported as:
Current	$95.1	$1.3	$96.4
Long-term	133.8	6.5	140.3
Total, net	$228.9	$7.8	$236.7

Discounted financing receivables:
Nonrecourse	$223.5	$—	$223.5
Recourse	—	—	—
Total	$223.5	$—	$223.5

Reported as:
Current	$93.3	$—	$93.3
Long-term	130.2	—	130.2
Total, net	$223.5	$—	$223.5

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018	Discounted to financial institutions	Not discounted to financial institutions	Total
Minimum lease payments	$207.5	$2.7	$210.2
Estimated net residual values	—	7.6	7.6
Unearned income	(11.4)	(0.9)	(12.3)
Provision for credit losses	—	(0.4)	(0.4)
Total, net	$196.1	$9.0	$205.1

Reported as:
Current	$85.4	$2.9	$88.3
Long-term	110.7	6.1	116.8
Total, net	$196.1	$9.0	$205.1

Discounted financing receivables:
Nonrecourse	$192.6	$—	$192.6
Recourse	—	—	—
Total	$192.6	$—	$192.6

Reported as:
Current	$84.5	$—	$84.5
Long-term	108.1	—	108.1
Total, net	$192.6	$—	$192.6

The discounted financing receivables associated with sales-type and direct financing type leases are presented in the consolidated balance sheets together with the discounted financing receivables associated with operating leases, which is discussed below.

Minimum lease payments for discounted and non-discounted sales-type and direct financing leases were as follows (in millions):

Years ending June 30,	Discounted to financial institutions	Not discounted to financial institutions	Total
2020	$102.9	$0.7	$103.6
2021	76.3	0.8	77.1
2022	40.5	1.3	41.8
2023	18.4	0.1	18.5
2024	5.1	0.1	5.2
2025 and thereafter	—	—	—
Total	$243.2	$3.0	$246.2

Operating leases – Equipment under operating leases and accumulated depreciation presented within other assets in the consolidated balance sheets was as follows (in millions):

	June 30, 2019	June 30, 2018
Equipment under operating leases	$2.9	$3.4
Accumulated depreciation	(1.1)	(1.9)
Total equipment under operating leases, net	$1.8	$1.5

Depreciation and amortization expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $1.2 million for the fiscal year ended June 30, 2019, $1.4 million for the fiscal year ended June 30, 2018 and $1.7 million for the fiscal year ended June 30, 2017.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum lease payments related to operating leases discounted or non-discounted were as follows (in millions):

Years ending June 30,	Discounted to financial institutions	Not discounted to financial institutions	Total
2020	$0.8	$—	$0.8
2021	0.4	—	0.4
2022	0.3	—	0.3
2023	0.1	—	0.1
2024	—	—	—
2025 and thereafter	—	—	—
Total	$1.6	$—	$1.6

Liabilities for discounted operating leases was as follows (in millions):

	June 30, 2019	June 30, 2018
Discounted operating leases:
Current	$0.6	$0.7
Noncurrent	1.0	0.5
Total	$1.6	$1.2

Note 7.         Property and Equipment

Property and equipment and accumulated depreciation and amortization was as follows (in millions):

	Estimated useful lives	June 30, 2019	June 30, 2018
Furniture and fixtures	3 to 7 years	$7.9	$8.4
Equipment	3 to 7 years	31.6	28.5
Software	3 to 5 years	27.2	24.4
Leasehold improvements	Life of lease	17.8	16.4
Total property and equipment		84.5	77.7
Accumulated depreciation and amortization		(48.1)	(41.8)
Total property and equipment, net		$36.4	$35.9

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statement of operations was $11.1 million for the fiscal year ended June 30, 2019, $9.3 million for the fiscal year ended June 30, 2018 and $8.2 million for the fiscal year ended June 30, 2017.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and managed cloud contracts that is included in cost of service revenue within the Company’s consolidated statement of operations was $3.4 million for the fiscal year ended June 30, 2019, $4.4 million for the fiscal year ended June 30, 2018 and $3.7 million for the fiscal year ended June 30, 2017.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.         Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill consisted of the following (in millions):

	Gross carrying value	Accumulated impairment charges	Total, net
Balance, June 30, 2017	781.5	—	781.5
Acquisitions	22.2	—	22.2
Impairment charges	—	—	—
Balance, June 30, 2018	803.7	—	803.7
Acquisitions	—	—	—
Impairment charges	—	—	—
Balance, June 30, 2019	$803.7	$—	$803.7

For the fiscal year ended June 30, 2018, goodwill increased by $22.2 million in connection with new acquisitions, of which $19.6 million was associated with the Red Sky Acquisition and $2.6 million was associated with the acquisition of Emergent. No acquisitions were made during the fiscal year ended June 30, 2019.

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

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following (in millions):

June 30, 2019	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(304.9)	$419.3
Developed technology	5	3.6	(3.0)	0.6
Trade names	2	1.3	(1.1)	0.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.1	$(309.0)	$625.1

June 30, 2018	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(231.4)	$492.8
Developed technology	5	3.6	(2.3)	1.3
Trade names	2	1.8	(0.6)	1.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.6	$(234.3)	$700.3

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization associated with intangible assets was $75.2 million for the fiscal year ended June 30, 2019, $74.4 million for the fiscal year ended June 30, 2018 and $73.6 million for the fiscal year ended June 30, 2017. The weighted-average remaining useful life of the finite-lived intangible assets was 5.6 years as of June 30, 2019.

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

Based on the finite-lived intangible assets recorded at June 30, 2019, the annual amortization expense is expected to be as follows (in millions):

Years ending June 30,
2020	$74.2
2021	73.7
2022	73.5
2023	72.8
2024	72.8
2025 and thereafter	53.1
Total	$420.1

Note 9.         Accounts Payable - Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are non-interest bearing provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of June 30, 2019, the aggregate availability for purchases under the floor plan is the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable – floor plan facility were $212.7 million and $210.6 million as of June 30, 2019 and 2018, respectively.

Note 10.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2019	June 30, 2018
		(as adjusted)
Accrued compensation	$59.1	$54.1
Accrued equipment purchases/vendor expenses	117.9	67.9
Accrued income taxes	3.2	5.1
Accrued interest	10.0	8.3
Dividend payable	3.3	—
Stay, retention and earnout bonuses	19.5	5.8
Unearned revenue	70.5	73.0
Other accrued expenses and current liabilities	11.1	14.0
Total accrued expenses and other current liabilities	$294.6	$228.2

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.     Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	June 30, 2019	June 30, 2018
Revolving credit facility	$—	$—
Receivable securitization facility	—	—
Term loan facility, due February 2024	746.6	686.6
Total long-term debt	746.6	686.6
Unamortized debt issuance costs	(12.8)	(15.4)
Total long-term debt, net of debt issuance costs	$733.8	$671.2
Reported as:
Current	$—	$—
Long-term	733.8	671.2
Total long-term debt, net of debt issuance costs	$733.8	$671.2

Credit Facilities

On February 2, 2015, Presidio LLC and PNS (the “Borrowers”), two wholly-owned subsidiaries of the Company, entered into a senior secured credit facility (the “Credit Agreement”) which provided a $600.0 million term loan (“Term Loan”) with a seven year maturity and a $50.0 million revolving credit facility (“Revolver”) with a five year maturity.

On January 19, 2017, the Borrowers entered into Incremental Assumption Agreement and Amendment No. 4 (the “January 2017 Amendment”) to, among other things, lower the applicable margin for all term loans outstanding under the Credit Agreement to 3.50% in the case of LIBOR rate borrowings and 2.50% in the case of base rate borrowings. In addition, the January 2017 Amendment provided that from and after the date that Presidio Holdings delivers a certificate to the administrative agent certifying that (i) a qualifying initial public offering has occurred and (ii) as of the date of such certificate, the net total leverage ratio, calculated on a pro forma basis, is less than 4.00 to 1.00, the applicable margin for term loans outstanding under the Credit Agreement would be reduced by an additional 0.25%. In addition, the January 2017 Amendment reset the amortization payments at a rate of 1.00% per annum, payable quarterly on the principal amount of term loans outstanding as of the date of the January 2017 Amendment, which principal amount was $703.6 million.

On January 5, 2018, the Borrowers entered into an Incremental Assumption Agreement and Amendment No. 6 (the “Sixth Amendment” or the “January 2018 Amendment”) amending the Credit Agreement, by and among the Borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

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

On September 13, 2018, the Borrowers entered into an Incremental Assumption Agreement and Amendment No. 7 (the “Seventh Amendment”) amending the Credit Agreement. Pursuant to the Seventh Amendment, the Borrowers borrowed $160.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) under the Credit Agreement. The Seventh Amendment established that the Incremental Term Loans with terms substantially identical to the existing term loans outstanding under the Credit Agreement (except with respect to issue price). The net proceeds received by the Company from the issuance of the Incremental Term Loans were $158.1 million and such proceeds were used to fund the Repurchase. The Incremental

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loans have an interest rate of LIBOR plus 2.75% (with a LIBOR floor of 1.00%) or base rate plus 1.75%, and a maturity date of February 2, 2024.

On March 29, 2019, the Borrowers entered into an Incremental Assumption Agreement and Amendment No. 8 (the “Eighth Amendment”) amending the Credit Agreement. Pursuant to the Eighth Amendment, the Borrowers $50.0 million of existing revolving facility commitments (the “Existing Revolving Facility Commitments”) were replaced with $50.0 million of new revolving facility commitments (the “New Revolving Facility Commitments”), having substantially similar terms as the Existing Revolving Facility Commitments, except with respect to the interest rate and maturity date. The interest rate applicable to the New Revolving Facility Commitments was reduced to 2.75% from 4.25% in the case of LIBOR loans, and 1.75% from 3.25% in the case of base rate loans. The New Revolving Facility Commitments will mature on August 2, 2023, approximately 3.5 years later than the February 2, 2020 maturity date that was applicable to the Existing Revolving Facility Commitments.

In accordance with the terms of the Credit Agreement, the Borrowers may request one or more incremental term loan facilities and/or increase commitments under the Revolver in an aggregate amount of up to the sum of $125.0 million plus additional amounts so long as, (i) in the case of loans under additional credit facilities secured by liens (other than to the extent such liens are expressly subordinated in writing to the liens on the collateral securing the Credit Agreement), the consolidated net first lien secured leverage ratio would be no greater than 3.75 to 1.00 and (ii) in the case of loans under additional credit facilities that would not be included in the computation of the consolidated net first lien secured leverage ratio, the consolidated net secured leverage ratio would be no greater than 4.25 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.

The Borrowers may voluntarily repay outstanding loans under the Credit Agreement at any time without prepayment premium or penalty except in connection with a repricing event, subject to customary “breakage” costs with respect to LIBOR rate loans.

All obligations under the Credit Agreement are unconditionally guaranteed by Presidio Holdings and each of its existing and future direct and indirect, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations are secured by substantially all assets of the Borrowers and each guarantor, including capital stock of the Borrowers and subsidiary guarantors, in each case subject to certain exceptions. The Credit Agreement is subject to an intercreditor agreement with the accounts payable – floor plan that provides that certain security interests in assets securing the Credit Agreement shall be subordinate to the security interests on the collateral securing the obligations under the accounts payable – floor plan described in Note 9.

The Credit Agreement contains certain customary affirmative covenants, negative covenants and events of default. The negative covenants in the Credit Agreement include, among other things, limitations (subject in each case to exceptions) on the ability of the Borrowers, the guarantors and their restricted subsidiaries to:

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

Term Loan – Borrowings under the Term Loan bear interest at a rate equal to, at the Borrowers’ option, either:

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The applicable margin for term loans is 2.75% in the case of LIBOR rate borrowings and 1.75% in the case of base rate borrowings as of June 30, 2019.

The Credit Agreement requires the Borrowers to prepay outstanding term loan borrowings, subject to certain exceptions, with:

•
75% (which percentage will be reduced to 50% if the consolidated net first lien secured leverage ratio is less than or equal to 3.00 to 1.00, reduced to 25% if the consolidated net first lien secured leverage ratio is less than or equal to 2.50 to 1.00, and reduced to 0% if the consolidated net first lien secured leverage ratio is less than or equal to 2.00 to 1.00) of the Borrowers’ annual excess cash flow, as defined under the Credit Agreement;

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

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Credit Agreement.

For the fiscal year ended June 30, 2019, there is an additional $7.4 million required payment based on the Borrowers’ calculation of the annual excess cash flow, which will be paid during the three months ended September 30, 2019.

The Term Loan was originally a $600.0 million term loan with a seven year maturity of February 2, 2022. The borrowing was issued at 97.0% of par, resulting in an original issue discount of $18.0 million. The Company incurred $15.0 million of deferred financing costs associated with the original term loan, resulting in total deferred issuance costs of $33.0 million.

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

In association with the September 2018 Amendment, the Company capitalized $2.2 million of debt issuance costs, inclusive of original issuance discount, presented on a net basis along with the associated debt obligations on the Company's consolidated balance sheet.

The Company has made $100.0 million in aggregate voluntary prepayments of term loans under the Credit Agreement during the fiscal year ended June 30, 2019, resulting in $2.1 million loss on extinguishment of debt reflected in the Company’s consolidated statement of operations associated with the write-off of debt issuance costs.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolver – The Revolver provides a $50.0 million revolving credit facility with a $25.0 million sublimit available for letters of credit and a swingline loan sub facility maturing August 2, 2023.

Borrowings under the Revolver bear interest at a rate equal to, at the Borrowers’ option, either:

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

The applicable margin for revolving loans as of June 30, 2019 is 2.75% in the case of LIBOR rate borrowings and 1.75% in the case of base rate borrowings (with margins for revolving loans subject to certain reductions based on a net first lien leverage ratio).

In addition to paying interest on the outstanding principal under the Revolver, the Borrowers are required to pay a commitment fee equal to 0.50% (subject to a step-down to 0.375% based on achievement of a specified net first lien leverage ratio) in respect of the unutilized commitments under the facility. The Borrowers are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and customary fronting fees.

All borrowings under the Revolver are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

The Revolver requires that Presidio Holdings, after an initial grace period and subject to a testing threshold, comply on a quarterly basis with a maximum first lien net senior secured leverage ratio. The testing threshold is met if, at the end of any applicable fiscal quarter, the sum of outstanding exposure under the Revolver exceeds 30% of the outstanding commitments under the revolving credit facility at such time.

In conjunction with entering into the Credit Agreement, the Company incurred $1.3 million in deferred financing costs associated with the Revolver.

As of June 30, 2019 and 2018, there were no outstanding borrowings on the Revolver and there were $1.4 million and $1.8 million in letters of credit outstanding, respectively. The Company is in compliance with the covenants and had $48.6 million and $48.2 million available for borrowings under the facility as of June 30, 2019 and 2018, respectively.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Receivables Securitization Facility provides for borrowing capacity subject to a borrowing limit that is based on eligible receivables, as defined in the securitization agreements. Interest is calculated daily but payable monthly based on a Eurodollar borrowing rate plus a utilized program fee of 1.40%. The Company also incurs a commitment fee of 0.50% or 0.40%, depending on utilization. At June 30, 2019, the interest rate was 3.80% and the commitment fee was 0.50%.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 28, 2017, the Company entered into Amendment No. 2 to the Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty which, among other things, extended the maturity of the facility to November 28, 2020. The Company incurred $0.6 million in deferred financing costs associated with this amendment.

As of June 30, 2019 and 2018, respectively, there were no outstanding borrowings under the Receivables Securitization Facility. The Company had $242.6 million and $248.0 million available under the Receivables Securitization Facility based on the collateral available as of June 30, 2019 and 2018, respectively.

Debt Issuance Costs

The Company amortizes original issue discount and deferred financing costs (collectively, "debt issuance costs") using the effective interest method over the life of the related debt instrument, and such amortization is included in interest expense in the consolidated statements of operations.

The following table details the debt issuance costs for the periods presented (in millions):

	Other Assets	Long-Term Debt
	Revolving credit facilities	Term loan facility, due February 2022	Term loan facility, due February 2024	Senior Notes	Senior subordinated notes	Total
Balance, June 30, 2016	$1.9	$26.7	$—	$4.6	$2.3	$35.5
Additions	—	—	—	—	—	—
Extinguishments	—	(3.2)	—	(1.8)	(2.0)	(7.0)
Amortization	(0.8)	(4.8)	—	(0.6)	(0.3)	(6.5)
Balance, June 30, 2017	1.1	18.7	—	2.2	—	22.0
Modifications	—	(15.3)	15.3	—	—	—
Additions	0.8	—	2.4	—	—	3.2
Extinguishments	—	(1.4)	(0.7)	(1.9)	—	(4.0)
Amortization	(0.7)	(2.0)	(1.5)	(0.3)	—	(4.5)
Balance, June 30, 2018	1.2	—	15.5	—	—	16.7
Additions	0.5	—	2.2	—	—	2.7
Extinguishments	—	—	(2.1)	—	—	(2.1)
Amortization	(0.7)	—	(2.8)	—	—	(3.5)
Balance, June 30, 2019	$1.0	$—	$12.8	$—	$—	$13.8

Long-Term Debt Maturities

As of June 30, 2019, the maturities of long-term debt were as follows (in millions):

Years ending June 30,
2020	$—
2021	—
2022	—
2023	—
2024	746.6
2025 and thereafter	—
Total	$746.6

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and unbilled receivables, accounts payable – trade, accounts payable – floor plan, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. Additionally, the Company’s financing receivables and liabilities and acquisition-related liabilities were measured at their respective fair values upon initial recognition.

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2019 (in millions):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Term loans	$746.6	$—	$742.9	$—

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of June 30, 2018 (in millions):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Term loans	686.6	—	684.1	—

The fair value of the Company’s term loans are estimated based on quoted market prices for the debt, which is traded in over-the-counter secondary markets that are not considered active. The carrying value of the Company’s term loans exclude unamortized debt issuance costs.

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

In conjunction with the acquisitions, the Company used a combination of valuation methods which include Level 3 inputs in determining the fair values of the assets and liabilities acquired as well as the fair value of the consideration transferred, which included equity and equity instruments.

Note 13.     Commitments and Contingencies

Operating leases– The Company leases office space in 63 locations under operating leases which were generally five to seven years in duration at lease inception, with an average remaining life of 2.8 years at June 30, 2019. Total rent expense charged to operations was $11.6 million for the fiscal year ended June 30, 2019, $10.5 million for the fiscal year ended June 30, 2018 and $11.2 million for the fiscal year ended June 30, 2017.

Future minimum rental payments required under the leases are as follows (in millions):

Years ending June 30,
2020	$11.1
2021	10.0
2022	8.1
2023	6.6
2024	5.0
2025 and thereafter	10.8
Total	$51.6

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We may become subject to lawsuits arising out of or relating to the proposed Merger. See Note 24 - Subsequent Events. One of the conditions to completion of the Merger is the absence of an order, injunction or law prohibiting the Merger. Accordingly, if a plaintiff were to be successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed.

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

Preferred Stock

As of June 30, 2019, no preferred stock has been issued by the Company.

Dividends

In accordance with the terms of the credit agreements, Presidio Holdings has certain limitations on its ability to declare and pay dividends. These limitations include restrictions on the transfer of cash and/or other property between Presidio LLC, Presidio Holdings and Presidio, Inc.

All dividends declared are subject to Board of Directors approval and will depend on the Company’s results of operations, financial condition, business prospects, capital requirements, contractual restrictions, potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Company’s Board of Directors deems relevant.

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As indicated above, several types of awards are available for grant under the 2017 LTIP. As of June 30, 2019, nonqualified stock options and restricted stock units ("RSUs") have been granted pursuant to the 2017 LTIP as discussed further below.

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

As of June 30, 2019, 4,140,892 non-qualified stock options were outstanding under the 2017 LTIP. The outstanding 2017 LTIP stock option grants vest in four equal installments on each of the anniversaries of the grant date, subject to continued services through such vesting date. As of June 30, 2019, 75,000 service-based restricted stock units were outstanding under the 2017 LTIP. The outstanding 2017 LTIP restricted stock units vest in two equal installments on each of the anniversaries of the grant date, subject to continued services through such vesting date.

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

As of June 30, 2019, 5,408,873 nonqualified stock options were outstanding under the 2015 LTIP, of which 812,138 were Rolled options that were fully vested, 1,934,263 were Tranche A stock options and 2,662,472 were Tranche B stock options and Tranche C stock options. In conjunction with the IPO, the performance condition for the Tranche B and Tranche C stock options was deemed met, but as of June 30, 2019, the market condition for vesting had not yet been realized.

Nonqualified Option Activity

A summary of the nonqualified stock option activity for the fiscal year ended June 30, 2019 was as follows:

	Service and Rolled options outstanding
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, June 30, 2018	5,375,264	$8.29	$3.50	2,431,070	$5.32	$3.00	2,944,194	$10.74	$3.91
Granted	2,313,035	14.77	5.40	—	—	—	2,313,035	14.77	5.40
Vested	—	—	—	1,247,012	10.32	3.55	(1,247,012)	10.32	3.55
Exercised	(460,821)	5.01	2.65	(460,821)	5.01	2.65	—	—	—
Forfeited	(296,077)	11.85	4.36	—	—	—	(296,077)	11.85	4.36
Expired	(44,108)	13.36	4.34	(44,108)	13.36	4.34	—	—	—
Balance, June 30, 2019	6,887,293	$10.50	$4.15	3,173,153	$7.22	$3.25	3,714,140	$13.30	$4.92

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance and Market options outstanding
	Total outstanding options			Vested (exercisable) options			Nonvested options
		Weighted-average			Weighted-average			Weighted-average
	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value	Number of options	Exercise price	Fair value
Balance, June 30, 2018	3,025,968	$5.60	$2.11	—	$—	$—	3,025,968	$5.60	$2.11
Granted	—	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(363,496)	5.67	2.09	—	—	—	(363,496)	5.67	2.09
Expired	—	—	—	—	—	—	—	—	—
Balance, June 30, 2019	2,662,472	$5.59	$2.11	—	$—	$—	2,662,472	$5.59	$2.11

Vested and Expected to Vest

A summary of nonqualified stock options that are vested or expected to vest was as follows:

	Number of options	Weighted-average exercise price	Intrinsic value (in millions)	Weighted-average remaining contract term (in years)
Balance, June 30, 2019	9,306,598	$9.25	$41.1	5.9

Intrinsic Values

A summary of the intrinsic values of nonqualified stock options was as follows (in millions):

		Service & Rolled options outstanding			Performance and market options outstanding
	Exercised during the period end	Total outstanding options	Vested (exercisable) options	Nonvested options	Nonvested options
June 30, 2017	$3.1	$50.6	$31.2	$19.4	$30.2
June 30, 2018	$16.2	$28.3	$19.3	$9.0	$22.7
June 30, 2019	$4.5	$25.1	$20.7	$4.4	$21.3

Fair Value Assumptions

The weighted-average assumptions used in the Black-Scholes and Monte Carlo valuations to calculate the fair value of the awards granted during the periods were as follows:

	Fiscal Year Ended June 30,
	June 30, 2019	June 30, 2018	June 30, 2017
Nonqualified stock options:
Expected life (in years)(1)	6.3	6.3	6.4
Expected volatility(2)	31.5%	32.5%	32.3%
Average risk-free interest rate(3)	2.8%	2.4%	2.2%
Dividend yield(4)	—%	—%	—%
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

(2)
The expected stock price volatility is based on a combination of the historical volatility of the Company since its March 2017 IPO and an average of the historical volatility of public companies in industries similar to the Company prior to its IPO.

(3)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant over the expected term of the option.

(4)	The Company began issuing dividends in October 2018, subsequent to the August 2018 annual option grants.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense and the related income tax benefit as follows (in millions):

	Fiscal Year Ended June 30,
	2019	2018	2017
Nonqualified stock options	$8.5	$5.7	$10.2
Restricted stock units	0.7	1.3	—
ESPP Compensation Expense	0.3	—	—
Total	$9.5	$7.0	$10.2
Reported as:
Selling expenses	$2.1	$1.4	$4.2
General and administrative expenses	7.4	5.6	6.0
Total	$9.5	$7.0	$10.2
Income tax benefit for share-based compensation	$2.5	$2.3	$4.0

As of June 30, 2019, there was $9.0 million of unrecognized compensation costs related to service based awards from the 2015 LTIP and the 2017 LTIP nonqualified stock option awards which is expected to be recognized as expense over a weighted-average period of 2.0 years.

The occurrence of the initial public offering deemed the performance condition associated with the performance and market stock options to be probable and as a result, the Company recognized $7.3 million in compensation expense associated with these awards during the fiscal year ended June 30, 2017. As of June 30, 2019, there was no unrecognized compensation expense related to the performance and market stock options as all compensation expense was recognized in connection with the initial public offering. As of June 30, 2019, the market condition for vesting has not been realized.

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

Under the terms of the ESPP, the purchase price per share will equal 90.0% of the fair market value of a share of common stock on the last business day of each offering period, although the Compensation Committee has discretion to change the purchase price with respect to future offering periods. On September 5, 2018, the Compensation Committee of the Board of Directors approved an increase to the purchase price discount under the ESPP from 5% to 10%, causing the plan to be deemed compensatory. The Company enacted this change for all ESPP offering periods beginning on or after October 1, 2018. In no event can the purchase price per share be less than the lesser of (a) 85.0% of the fair market value of a share of common stock on the first day of the applicable offering period or (b) 85.0% of the fair market value of a share of common stock on the last day of the applicable offering period.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, there were 1,061,640 shares available for issuance under this plan. On June 30, 2019, we held $0.8 million of contributions made by employees that were used to purchase 68,285 shares on July 1, 2019.

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

Note 16.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted net earnings per share (in millions, except for share and per share data):

	Fiscal Year Ended June 30,
	2019	2018	2017
		(as adjusted)	(as adjusted)
Numerator
Earnings	$35.2	$133.9	$5.1
Denominator
Weighted-average shares - basic	84,642,698	91,891,295	77,517,700
Effect of dilutive securities
Share-based awards	3,743,520	4,336,283	4,344,139
Weighted-average shares - diluted	88,386,218	96,227,578	81,861,839
Earnings per share:
Basic	$0.42	$1.46	$0.07
Diluted	$0.40	$1.39	$0.06

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares of common stock outstanding because their inclusion would have been anti-dilutive consists of the following:

	Fiscal Year Ended June 30,
	2019	2018	2017
Share-based awards excluded from EPS because of anti- dilution	4,206,910	2,112,224	2,069,551
Share-based awards excluded from EPS because performance or market condition had not been met(1)	293,401	766,568	317,675
Total stock options excluded from EPS	4,500,311	2,878,792	2,387,226
___________________________________

(1)
For the fiscal years ended June 30, 2019, 2018 and 2017, the performance condition for all performance and market stock options had been deemed met due to the completion of the Company's IPO. As a result, the performance and market options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met on June 30, 2019, 2018 and 2017 as if it was the end of the contingency period.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.     Income Taxes

The following table summarizes the expense (benefit) for income taxes (in millions):

	Fiscal Year Ended June 30,
	2019	2018	2017
Current:		(as adjusted)	(as adjusted)
Federal	$9.1	$9.0	$16.8
State	5.8	4.5	3.6
Deferred:
Federal	(1.3)	(92.3)	(15.5)
State	1.4	(1.1)	(1.8)
Total income tax expense (benefit)	$15.0	$(79.9)	$3.1

The difference between the tax provision at the statutory federal income tax rate and the effective rate on income was as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
		(as adjusted)	(as adjusted)
Statutory federal income tax rate	21.0%	28.1%	35.0%
Increase (decrease) in rate resulting from:
State taxes, net of federal benefits	6.8	5.0	7.1
Permanent adjustments	1.9	2.0	11.4
Stock compensation adjustments	(1.2)	(6.7)	(11.4)
Deferred tax impacts of TCJA	(4.4)	(172.6)	—
State tax rate change on deferred items	5.4	—	1.5
Provision to return adjustments	0.2	(0.7)	(4.7)
Uncertain tax positions	0.4	(0.4)	(3.2)
Other	(0.2)	(2.7)	2.1
Effective tax rate	29.9%	(148.0)%	37.8%

The Company’s effective tax rate of 29.9% for the fiscal year ended June 30, 2019 differed from the U.S. federal statutory tax rate primarily due to state income taxes, non-deductible meals and entertainment expenses, and deferred tax impacts of state rate change which is offset by the favorable stock compensation excess benefit deduction and the deferred tax impacts of the TCJA.

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

The Company recognized a provisional amount of $94.1 million of income tax benefit for the fiscal year ended June 30, 2018 relating to the revaluation of deferred tax asset and liability balances due to the change in tax rates enacted in the period. The Securities and Exchange Commission issued rules that allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. The Company’s analysis of all income tax effects has been completed and the financial statements for the fiscal year ended June 30, 2018 include those effects.

The Company’s effective tax rate of (148.0)% for the fiscal year ended June 30, 2018 differed from the U.S. federal statutory tax rate primarily due to the $94.1 million income tax benefit impact of revaluation of deferred tax asset and liability

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balances. The other differences include the favorable excess tax benefit deduction for the fiscal year ended June 30, 2018 related to share-based compensation of $3.7 million, the impact of state taxes and the impact of permanent differences.

The Company’s effective income tax rate of 37.8% for the fiscal year ended June 30, 2017 differed from the U.S. federal statutory rate primarily due to state income taxes and non-deductible meals and entertainment expenses which is offset by the favorable stock compensation excess benefit deduction.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) were as follows (in millions):

	Fiscal Year Ended June 30,
	2019	2018
	Non-current
		(as adjusted)
Deferred tax assets:
Share-based compensation	7.0	5.5
Acquisition related	1.0	2.3
Accrued expenses and other	7.4	6.3
Total deferred tax assets	15.4	14.1
Deferred tax liabilities:
Intangibles	(148.6)	(156.9)
Leases	(38.4)	(29.4)
Prepaid and other	(9.0)	(8.3)
Total deferred tax liabilities	(196.0)	(194.6)
Total deferred tax assets (liabilities)	$(180.6)	$(180.5)

The Company believes that it is more likely than not, based on the weight of available evidence, that the deferred tax assets as shown will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have a history of generating taxable income. As of June 30, 2019 and 2018, no valuation allowances have been recorded against the deferred tax assets.

The Company records a liability for uncertain tax positions if it is not more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation, if any. For positions that are more likely than not to be sustained, the liability recorded is measured as the largest benefit amount that is more than 50% likely to be realized upon ultimate settlement. As of June 30, 2019 and 2018, the Company had unrecognized tax benefits including interest and penalties of $1.3 million and $1.1 million, respectively. As of June 30, 2019, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will not decrease impacting the effective tax rate within the next 12 months. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.3 million. The liability for uncertain tax positions is presented within other liabilities in the consolidated balance sheets.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows (in millions):

	Fiscal Year Ended June 30,
	2019	2018	2017
Balance, beginning of the period	$1.1	$0.9	$1.3
Increases for tax positions taken on acquired entities	—	—	—
Increases for tax positions taken in current period	0.3	—	—
Increases for tax positions taken in a previous period	0.1	0.9	—
Expiration of statute of limitations	(0.2)	(0.7)	(0.4)
Balance, end of period	$1.3	$1.1	$0.9

Interest and penalties recognized as part of income taxes from continuing operations was a net expense of less than $0.1 million for the fiscal years ended June 30, 2019 and 2018. The cumulative interest and penalties recorded on the Company’s consolidated balance sheets was less than $0.1 million as of June 30, 2019 and 2018.

The Company files a consolidated federal income tax return and various consolidated state income tax returns. The Company’s federal and material state income tax years remain open to examination through the fiscal year ended June 30, 2016. The Internal Revenue Service conducted an examination of the Company's June 30, 2015 tax return in fiscal year 2019, which was closed with no adjustments.

Note 18.     Major Customers and Suppliers

The Company’s revenue is derived from arrangements with mid-market, large and government customers. No customer accounted for more than 10% of the Company’s revenue during the years ended June 30, 2019, 2018 and 2017. All accounts receivable are made on an unsecured basis and no customer balance comprised more than 10% of accounts receivable as of June 30, 2019 or 2018.

The Company’s solutions include products and services purchased directly and indirectly from manufacturers. Our purchases from a single manufacturer comprised approximately 59% of our purchases from all manufacturers for the fiscal year ended June 30, 2019, 64% for the fiscal year ended June 30, 2018 and 67% for the fiscal year ended June 30, 2017. No other manufacturers accounted for more than 10% of the Company’s purchases during these periods.

Note 19.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue to parties affiliated with Apollo or its directors of $6.3 million for the fiscal year ended June 30, 2019, $1.8 million for the fiscal year ended June 30, 2018 and $7.3 million for the fiscal year ended June 30, 2017. As of June 30, 2019 and June 30, 2018, the outstanding receivables associated with parties affiliated with Apollo or its directors were $2.8 million and $1.7 million, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.3 million for the fiscal year ended June 30, 2019, $0.3 million for the fiscal year ended June 30, 2018 and $0.3 million for the fiscal year ended June 30, 2017.

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

During the fiscal year ended June 30, 2019, the Company increased the fixed matching contribution from 25% to 33% of the employee’s elective deferrals on up to 6% of compensation. Additionally, during the fiscal year ended June 30, 2019, the Company discontinued its 401(k) discretionary match election. Employer contributions in the plan generally vest equally over a five-year period based on plan years in which an employee works at least 1,000 hours.

Total employer contribution expense was $4.8 million for the fiscal year ended June 30, 2019, $3.0 million for the fiscal year ended June 30, 2018 and $2.1 million for the fiscal year ended June 30, 2017.

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

Disaggregated Revenue

We disaggregate our revenue in a number of different ways. The following table presents total revenue disaggregated into recurring and all other revenue (in millions):

	Fiscal Year Ended June 30,
	June 30, 2019	June 30, 2018	June 30, 2017
Recurring revenue	$216.2	$155.8	$119.0
All other revenue	2,809.9	2,609.4	2,617.0
Total revenue	$3,026.1	$2,765.2	$2,736.0

The following table presents revenue recognized at a point-in-time and revenue recognized over a period of time (in millions):

	Fiscal Year Ended June 30,
	June 30, 2019	June 30, 2018	June 30, 2017
Revenue recognized at a point-in-time	$2,437.3	$2,243.3	$2,275.4
Revenue recognized over a period of time	588.8	521.9	460.6
Total revenue	$3,026.1	$2,765.2	$2,736.0

The following table presents total revenue by solution area (in millions):

	Fiscal Year Ended June 30,
	2019	2018	2017
		(as adjusted)	(as adjusted)
Cloud	$472.8	$437.4	$475.9
Security	353.9	324.4	279.8
Digital infrastructure	2,199.4	2,003.4	1,980.3
Total revenue	$3,026.1	$2,765.2	$2,736.0

The type of solution sold by the Company to its customers is based upon internal classifications.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total revenue by customer horizontal (in millions):

	Fiscal Year Ended June 30,
	June 30, 2019	June 30, 2018	June 30, 2017
Government	$536.4	$422.0	$473.7
Large	486.6	420.5	369.3
Mid-market	2,003.1	1,922.7	1,893.0
Total revenue	$3,026.1	$2,765.2	$2,736.0

Note 22.     Supplemental Consolidating Information

The following financial statements set forth condensed consolidating financial information for the Company. The condensed consolidating financial information is presented as Presidio Holdings Inc. and subsidiaries, as borrowers or guarantors of the Credit Agreement, and Presidio, Inc., as the registrant, as well as the consolidating intercompany eliminations between the entities.

The following condensed consolidating financing information was prepared on the same basis as the consolidated financial statements (in millions):

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of June 30, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.1	$30.6	$—	$30.7
Accounts receivable, net	—	674.6	—	674.6
Unbilled accounts receivable, net	—	205.3	—	205.3
Financing receivables, current portion	—	96.4	—	96.4
Inventory	—	25.2	—	25.2
Prepaid expenses and other current assets	8.7	119.2	(4.8)	123.1
Total current assets	8.8	1,151.3	(4.8)	1,155.3
Property and equipment, net	—	36.4	—	36.4
Deferred tax asset	0.3	—	(0.3)	—
Financing receivables, less current portion	—	140.3	—	140.3
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	625.1	—	625.1
Other assets	632.7	110.1	(632.7)	110.1
Total assets	$641.8	$2,866.9	$(637.8)	$2,870.9
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$497.7	$—	$497.7
Accounts payable – floor plan	—	212.7	—	212.7
Accrued expenses and other current liabilities	3.4	296.0	(4.8)	294.6
Discounted financing receivables, current portion	—	93.9	—	93.9
Total current liabilities	3.4	1,100.3	(4.8)	1,098.9
Long-term debt, net of debt issuance costs	—	733.8	—	733.8
Discounted financing receivables, less current portion	—	131.2	—	131.2
Deferred income tax liabilities	—	180.9	(0.3)	180.6
Other liabilities	—	88.0	—	88.0
Total liabilities	3.4	2,234.2	(5.1)	2,232.5
Total stockholders’ equity	638.4	632.7	(632.7)	638.4
Total liabilities and stockholders’ equity	$641.8	$2,866.9	$(637.8)	$2,870.9

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

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Fiscal Year Ended June 30, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$3,026.1	$—	$3,026.1
Total cost of revenue	—	2,387.7	—	2,387.7
Gross margin	—	638.4	—	638.4
Operating expenses
Selling, general and administrative, and transaction costs	2.2	448.4	—	450.6
Depreciation and amortization	—	86.3	—	86.3
Total operating expenses	2.2	534.7	—	536.9
Operating income (loss)	(2.2)	103.7	—	101.5
Interest and other (income) expense
Interest expense	—	49.9	—	49.9
Loss on extinguishment of debt	—	2.1	—	2.1
Other (income) expense, net	(36.6)	(0.7)	36.6	(0.7)
Total interest and other (income) expense	(36.6)	51.3	36.6	51.3
Income before income taxes	34.4	52.4	(36.6)	50.2
Income tax expense (benefit)	(0.8)	15.8	—	15.0
Net income	$35.2	$36.6	$(36.6)	$35.2

Condensed Consolidating Statement of Operations
Fiscal Year Ended June 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$2,765.2	$—	$2,765.2
Total cost of revenue	—	2,181.2	—	2,181.2
Gross margin	—	584.0	—	584.0
Operating expenses
Selling, general and administrative, and transaction costs	1.7	384.1	—	385.8
Depreciation and amortization	—	83.7	—	83.7
Total operating expenses	1.7	467.8	—	469.5
Operating income (loss)	(1.7)	116.2	—	114.5
Interest and other (income) expense
Interest expense	—	46.0	—	46.0
Loss on extinguishment of debt	—	14.8	—	14.8
Other (income) expense, net	(135.9)	(0.3)	135.9	(0.3)
Total interest and other (income) expense	(135.9)	60.5	135.9	60.5
Income before income taxes	134.2	55.7	(135.9)	54.0
Income tax expense (benefit)	0.3	(80.2)	—	(79.9)
Net income	$133.9	$135.9	$(135.9)	$133.9

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2019

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5.1)	$113.1	$—	$108.0
Cash flows from investing activities:
Return of capital from subsidiary	158.6	—	(158.6)	—
Dividends received	9.9	—	(9.9)	—
Additions of equipment under sales-type and direct financing leases	—	(139.8)	—	(139.8)
Proceeds from collection of financing receivables	—	7.2	—	7.2
Additions to equipment under operating leases	—	(1.3)	—	(1.3)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(15.1)	—	(15.1)
Net cash used in investing activities	168.5	(148.3)	(168.5)	(148.3)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	5.1	—	—	5.1
Common stock repurchased	(158.6)	—	—	(158.6)
Return of capital to parent	—	(158.6)	158.6	—
Dividends paid	(9.9)	(9.9)	9.9	(9.9)
Proceeds from the discounting of financing receivables	—	161.5	—	161.5
Retirements of discounted financing receivables	—	(23.6)	—	(23.6)
Deferred financing cost on receivables securitization facility	—	(0.7)	—	(0.7)
Repayments of senior and subordinated notes	—	—	—	—
Borrowings on term loans, net of original issue discount	—	158.1	—	158.1
Repayments of term loans	—	(100.0)	—	(100.0)
Net repayments on the floor plan facility	—	2.1	—	2.1
Net cash provided by (used in) financing activities	(163.4)	28.9	168.5	34.0
Net increase (decrease) in cash and cash equivalents	—	(6.3)	—	(6.3)
Cash and cash equivalents:
Beginning of the period	0.1	36.9	—	37.0
End of the period	$0.1	$30.6	$—	$30.7

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2018

	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5.3)	$197.3	$—	$192.0
Cash flows from investing activities:	.
Acquisition of businesses, net of cash and cash equivalents acquired	—	(42.8)	—	(42.8)
Proceeds from collection of escrow related to acquisition of business	—	0.2	—	0.2
Additions of equipment under sales-type and direct financing leases	—	(108.3)	—	(108.3)
Proceeds from collection of financing receivables	—	4.1	—	4.1
Additions to equipment under operating leases	—	(1.6)	—	(1.6)
Proceeds from disposition of equipment under operating leases	—	0.7	—	0.7
Purchases of property and equipment	—	(14.4)	—	(14.4)
Net cash used in investing activities	—	(162.1)	—	(162.1)
Cash flows from financing activities:
Proceeds from issuance of comment stock under share-based compensation plans	4.7	3.3	—	8.0
Deferred financing costs	—	(1.2)	—	(1.2)
Proceeds from the discounting of financing receivables	—	114.6	—	114.6
Retirements of discounted financing receivables	—	(10.0)	—	(10.0)
Repayments of senior and subordinated notes	—	(135.7)	—	(135.7)
Borrowings on term loans, net of original issue discount	—	138.2	—	138.2
Repayments of term loans	—	(80.0)	—	(80.0)
Net repayments on the floor plan facility	—	(54.3)	—	(54.3)
Net cash provided by financing activities	4.7	(25.1)	—	(20.4)
Net increase (decrease) in cash and cash equivalents	(0.6)	10.1	—	9.5
Cash and cash equivalents:
Beginning of the period	0.7	26.8	—	27.5
End of the period	$0.1	$36.9	$—	$37.0

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.     Quarterly Financial Data (Unaudited)

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(in millions, except per-share amounts)
Total revenue	$803.2	$705.2	$767.8	$749.9
Gross margin	168.0	156.7	154.6	159.0
Operating income	28.3	20.2	21.5	31.5
Net income	9.9	5.0	5.6	14.7
Net income, per common share, basic	$0.12	$0.06	$0.07	$0.16
Net income, per common share, diluted	$0.11	$0.06	$0.07	$0.15

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(in millions, except per-share amounts)
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Total revenue	$731.3	$653.4	$649.3	$731.2
Gross margin	150.4	139.6	137.6	156.4
Operating income	28.2	18.2	23.6	44.3
Net income	14.1	0.5	99.4	19.9
Net income, per common share, basic	$0.15	$0.01	$1.08	$0.22
Net income, per common share, diluted	$0.15	$0.01	$1.03	$0.21

The sum of the earnings (loss) per share amounts may not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.

Note 24.     Subsequent Events

Merger Agreement

On August 14, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCEC – Port Holdings (Delaware), LP, a Delaware limited partnership (“Parent”), and Port Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company of the Merger, and an indirect wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of funds advised by BC Partners Advisors L.P. (“BC Partners”).

The Company’s Board of Directors (the “Board”) has unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, the Company and its stockholders, declared it advisable to enter into the Merger Agreement, approved the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

As a result of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware and shares of Common Stock held by Parent or Merger Sub at the Effective Time) will, at the Effective Time, automatically be converted into the right to receive $16.00 in cash, without interest, subject to applicable withholding taxes (the “Merger Consideration”).

Pursuant to the Merger Agreement, as of the Effective Time, each option to purchase shares of Common Stock (“Company Option”) will vest at closing (other than performance-based Company Options, which will vest to the extent of achievement of

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any applicable performance goals) and be canceled and will be converted into the right to receive an amount in cash equal to the product of Merger Consideration (less the applicable exercise price) and the number of shares of Company Stock subject to such Company Option (less applicable withholding taxes). Each Company RSU Award (as defined in the Merger Agreement) will vest at closing and be canceled and converted into the right to receive an amount in cash equal to the Merger Consideration for each share of Common Stock subject to such Company RSU Award (less applicable withholding taxes). With respect to options, the holder of the option and Parent may agree in writing to an alternative treatment of the holder’s option; provided that Parent may not negotiate with the Company’s employees without the Company’s prior written consent and subject to the Company being provided a right to review any such arrangements.

If the Merger is consummated, the Company’s Common Stock will be delisted from the NASDAQ Global Select Market and deregistered under the Exchange Act.

Conditions to the Merger and Closing

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of Common Stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval of the Merger under the antitrust laws of other specified jurisdictions, (3) the absence of an order, injunction or law prohibiting the Merger, (4) approval from the Committee on Foreign Investment in the United States (“CFIUS”), (5) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (6) compliance in all material respects with the other party’s obligations under the Merger Agreement and (7) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. The parties expect the transaction to close in the fourth quarter of 2019.

Go Shop; No Solicitation

During the period from August 14, 2019 and continuing until 11:59 p.m. (New York time) on September 23, 2019 (the “Go Shop Period”), the Company has the right to, among other things, (1) solicit, initiate, propose or induce the making, submission or announcement of, or encourage, facilitate or assist, any proposal or offer that could constitute an alternative acquisition proposal and (2) provide information (including nonpublic information and data) relating to the Company and afford access to the business properties, assets, books, records or other nonpublic information, or to any personnel of the Company to a party pursuant to an acceptable confidentiality agreement.

From and after September 24, 2019, the Company must comply with customary non-solicitation restrictions, except that the Company may through October 3, 2019 continue to engage in discussions and negotiations with any party (an “Excluded Party”) from which the Company received a written competing acquisition proposal during the Go Shop Period that the Board determined, before September 24, 2019, would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).

Subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that the Company’s stockholders adopt the Merger Agreement. The Board may not change its recommendation, adopt an alternative acquisition proposal, or fail to recommend the transaction within four business days of Parent’s written request (“Change of Recommendation”). However, the Company, may before the Company Stockholder Approval (as defined in the Merger Agreement), is obtained, make a Change of Recommendation in connection with a Superior Proposal or Intervening Event (as defined the Merger Agreement) if the Company complies with certain notice and other requirements set forth in the Merger Agreement, including the payment of the applicable Company Termination Fee (as defined in the Merger Agreement).

Termination and Fees

Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by May 14, 2020, subject to certain limitations, (2) Presidio’s stockholders fail to adopt the Merger Agreement, (3) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger and (4) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach. Parent and the Company may also terminate the Merger Agreement by mutual written consent.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is also entitled to terminate the Merger Agreement, and receive a termination fee of $80 million from Parent if (1) Merger Sub fails to consummate the Merger following the completion of a marketing period for Parent’s debt financing and satisfaction or waiver of certain closing conditions or (2) if Parent or Merger Sub otherwise breaches its obligations under the Merger Agreement such that conditions to the consummation of the Merger cannot be satisfied.

If the Merger Agreement is terminated because (1) before receipt of the Company Stockholder Approval, the Board makes a Change of Recommendation or the Company willfully and materially breaches its non-solicit covenant, (2) the Company accepts a Superior Proposal, or (3) the Merger has not closed by May 14, 2020 and (a) an acquirer publicly announced an alternative acquisition proposal after the date of the Merger Agreement and it is not withdrawn before the approval of the transaction and, (b) the Company enters into a definitive agreement with respect to any competing transaction, or completes a competing transaction, within twelve (12) months of termination, the termination fee payable by the Company to Parent will be $40 million; provided that a lower fee of $18 million will apply with respect to a termination before September 24, 2019 or, with respect to a Company Superior Proposal made by an Excluded Party, prior to October 4, 2019 for an alternative acquisition proposal received during the Go Shop Period.

Other Terms of the Merger Agreement

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course consistent with past practice during the period between the date of the Merger Agreement and the Closing (as defined in the Merger Agreement) and to not engage in specified types of transactions during this period, subject to certain exceptions. The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain antitrust clearance under the HSR Act and other applicable competition laws and defending against any lawsuits challenging the Merger.

Additionally, Parent has agreed to take all actions necessary, proper or advisable to obtain CFIUS approval and DCSA Arrangements (as defined in the Merger Agreement), and the Company has agreed to use reasonable best efforts to cooperate with Parent in seeking these approvals.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is listed in the Exhibit Index below.

The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Parent, Merger Sub or their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company, Parent and Merger Sub and the transactions contemplated by the Merger Agreement that will be contained in or attached as an annex to the Proxy Statement that the Company will file in connection with the transactions contemplated by the Merger Agreement, as well as in the other filings that the Company will make with the SEC.

Support Agreement

Aegis LP, which owns approximately 42% of the outstanding shares of Common Stock, has entered into a voting agreement (the “Voting Agreement”) with Parent. Pursuant to the Voting Agreement, Aegis LP has agreed, among other things, to vote its shares of Common Stock in favor of the Merger Agreement, and against any competing transaction, so long as, among other things, the Board has not made a Change of Recommendation.

PRESIDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing

Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement, refinancing certain existing indebtedness of the Company and its subsidiaries, and paying related fees and expenses. Funds advised by BC Partners (the “Investor Group”) have committed to capitalize Parent at Closing with an aggregate equity contribution equal to $800 million on the terms and subject to the conditions set forth in an equity commitment letter. In addition, the Investor Group has committed to pay the termination fee payable by Parent under certain circumstances, as well as certain reimbursement obligations that may be owed by Parent pursuant to the Merger Agreement, subject to the terms and conditions set forth in a termination fee commitment letter and the Merger Agreement.

Citi, JPMorgan Chase Bank, N.A. and RBC Capital Markets (together with certain of their affiliates, the “Lenders”) have agreed to provide Parent with debt financing in an aggregate principal amount of up to $1,775 million on the terms and subject to the conditions set forth in a debt commitment letter. The obligations of the Lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except for share and per share data)

	As of June 30, 2019	As of June 30, 2018
Assets
Current Assets
Cash and cash equivalents	$0.1	$0.1
Prepaid expenses and other current assets	8.7	2.9
Total current assets	8.8	3.0
Deferred income tax assets	0.3	1.5
Investment in subsidiaries	632.7	755.8
Total assets	$641.8	$760.3
Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses and other current liabilities	$3.4	$—
Total current liabilities	3.4	—
Total liabilities	3.4	—
Stockholders' Equity
Preferred stock:
$0.01 par value; 100 shares authorized, zero shares issued and outstanding at June 30, 2019 and June 30, 2018	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized; and 82,852,340 and 92,853,983 shares issued and outstanding at June 30, 2019 and 2018, respectively	0.8	0.9
Additional paid-in capital	500.4	644.3
Retained earnings	137.2	115.1
Total stockholders' equity	638.4	760.3
Total liabilities and stockholders' equity	$641.8	$760.3

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions)

	Fiscal Year Ended June 30,
	2019	2018	2017
Operating expenses
Selling, general and administrative, and transaction costs	$2.2	$1.7	$0.5
Total operating expenses	2.2	1.7	0.5
Operating loss	(2.2)	(1.7)	(0.5)
Interest and other (income) expense
Unrealized income on equity investment in subsidiaries	(36.6)	(135.9)	(5.4)
Other (income) expense, net	—	—	—
Total interest and other (income) expense	(36.6)	(135.9)	(5.4)
Income before income taxes	34.4	134.2	4.9
Income tax (benefit) expense	(0.8)	0.3	(0.2)
Net income	$35.2	$133.9	$5.1

The accompanying notes to Schedule I are an integral part of these financial statements.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended June 30,
	2019	2018	2017
Net cash used in operating activities	$(5.1)	$(5.3)	$(0.1)
Cash flows from investing activities:
Return of capital from subsidiary	158.6	—	—
Dividends received	9.9	—	—
Capital contribution to subsidiary	—	—	(162.7)
Investment in debt of subsidiary	—	—	(123.3)
Return of intercompany loan	—	—	12.1
Net cash provided by (used in) investing activities	168.5	—	(273.9)
Cash flows from financing activities:
Proceeds from issuance of common stock	5.1	4.7	248.6
Common stock repurchased	(158.6)	—	—
Dividends paid	(9.9)	—	—
Net cash (used in) provided by financing activities	(163.4)	4.7	248.6
Net decrease in cash and cash equivalents	—	(0.6)	(25.4)
Cash and cash equivalents, beginning of the period	0.1	0.7	26.1
Cash and cash equivalents, end of the period	$0.1	$0.1	$0.7

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

Basis of Presentation

Pursuant to the terms of the credit agreements discussed in Note 11 of the consolidated financial statements, Presidio Holdings and its subsidiaries have restrictions on their ability to, among other things, incur additional indebtedness, make distributions to Presidio, Inc., or make certain intercompany loans and advances. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, since the restricted net assets of Presidio, Inc.’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceeds 25% of the Company’s consolidated net assets as of June 30, 2019. All financial information presented in the financial statements and notes herein is presented in millions except for share and per share information and percentages.

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

Public Offerings

On March 15, 2017, the Company completed an IPO in which the Company issued and sold 18,766,465 shares of common stock, inclusive of 2,099,799 shares issued and sold on March 21, 2017, pursuant to the underwriters’ option to purchase additional shares, at the public offering price of $14.00 per share.  The Company received net proceeds of $247.5 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO.  In addition, the Company incurred $7.2 million of offering expenses in connection with the IPO.

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

On September 20, 2018, the Company completed a secondary public offering of 3,000,000 shares of the Company’s common stock by Aegis LP at a price of $15.24 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.3 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2019.

PRESIDIO, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE UNCONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On February 12, 2019, the Company completed a secondary public offering of 4,000,000 shares of the Company’s common stock by Aegis LP at a price of $15.11 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.1 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2019.

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

On March 15, 2019, the Company completed a secondary public offering of 5,000,000 shares of the Company’s common stock by certain of its stockholders, including Aegis LP at a price to the public of $15.25 per share. The Company did not sell any shares and did not receive any proceeds from the offering. In conjunction with this secondary offering, the Company incurred $0.2 million of expenses, which is presented within transaction costs on the consolidated statement of operations for the fiscal year ended June 30, 2019.

Dividends

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

As discussed in Note 17 of the annual consolidated financial statements, Presidio, Inc. and its subsidiaries file a consolidated federal income tax return and various consolidated state income tax returns. Taxes are allocated to the members of the consolidated return, based on an estimate of the amounts that would be reported if the members were separately filing their tax returns. As a result, for the fiscal years ended June 30, 2019, 2018 and 2017, Presidio, Inc.’s income tax benefit and deferred tax assets excludes any taxes associated with Presidio, Inc.’s investment in its subsidiaries.

PRESIDIO, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions and other adjustments	Balance at end of period
Fiscal Year Ended June 30, 2017
Provision for sales returns and credit losses	$3.8	$2.4	$—	$(1.7)	$4.5
Provision for inventory obsolescence	0.1	0.5	—	—	0.6
Provision for residual value and credit losses on financing receivables	1.7	—	—	(0.5)	1.2
Fiscal Year Ended June 30, 2018
Provision for sales returns and credit losses	$4.5	$1.0	$—	$(2.1)	$3.4
Provision for inventory obsolescence	0.6	0.1	—	(0.4)	0.3
Provision for residual value and credit losses on financing receivables	1.2	—	—	(0.5)	0.7
Fiscal Year Ended June 30, 2019
Provision for sales returns and credit losses	$3.4	$2.8	$—	$3.7	$9.9
Provision for inventory obsolescence	0.3	0.3	—	(0.4)	0.2
Provision for residual value and credit losses on financing receivables	0.7	—	—	(0.1)	0.6

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

Based on its assessment, management concluded that, as of June 30, 2019, the Company’s internal control over financial reporting is effective. RSM LLP, independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.

Item 9B.     Other Information

In accordance with and as permitted by the terms of the Merger Agreement, on August 26, 2019 the Company entered into amendments to the employment agreements with its executive officers - Robert Cagnazzi, Neil O. Johnston, David Hart, Vinu Thomas and Elliot Brecher - to increase the number of months of cash severance payable upon a termination without “cause” or resignation with “good reason” (as defined in the respective employment agreements) during the two years following a change in control (as defined in the respective employment agreements). The revised severance will be equal to a multiple (set forth below) of the sum of (x) the executive officer’s base salary as in effect immediately prior to termination and (y) the executive officer’s annual target bonus as in effect immediately prior to termination, and the executive officer’s months of COBRA premiums payable will increased to the number of months set forth below.

Name	Severance Multiple	Months of COBRA
Robert Cagnazzi	3.0x	36 months
Dave Hart	2.5x	24 months
Neil Johnston	2.5x	24 months
Vinu Thomas	2.5x	24 months
Elliot Brecher	2.0x	24 months

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

The following table provides information regarding our board of directors:

Name	Age
Robert Cagnazzi	60
Heather Berger	42
Christopher L. Edson	36
Salim Hirji	29
Steven Lerner	64
Matthew H. Nord	40
Pankaj Patel	65
Michael A. Reiss	35
Todd H. Siegel	49

Robert Cagnazzi has served as the Chief Executive Officer of the Company since February 29, 2012 and Chairman of the Board since November 2017. Previously, he founded Bluewater Communications LLC in 2006 and served as its Chief Executive Officer until the company was acquired by Presidio in 2012. Prior to that, he served as Chief Executive Officer of North America at Dimension Data Holdings PLC from 2001 to 2006.

Heather Berger joined the Board on November 8, 2017. She is currently a partner of Apollo where she oversees marketing, client relations and business development for the firm’s Private Equity business.  Ms. Berger has 18 years of marketing experience in the alternative asset industry.  Prior to joining Apollo in 2008, Ms. Berger was a member of the Private Fund Group at Credit Suisse Securities (USA), where she was responsible for raising institutional capital for private equity funds. Previously, Ms. Berger was with Capital Z Financial Service Partners, and its affiliate, where she focused on fundraising and investor relationship management. Ms. Berger graduated cum laude from Duke University in 1999 with a BA in Comparative Area Studies and French.  She serves on the Alumni Board of Directors of The Spence School in New York. Ms. Berger's extensive marketing experience qualifies her to serve on our Board.

Christopher L. Edson joined the board of directors of the predecessor to Presidio upon its formation on November 20, 2014, and continued as a member of the Board following the acquisition of Presidio by the Apollo Funds on February 2, 2015. He is currently a partner at Apollo, which he joined in 2008. Prior to that time, Mr. Edson was a member of the Financial Institutions Investment Banking Group of Goldman Sachs in both New York and Chicago. Mr. Edson serves on several boards of directors, including MidCap FinCo Intermediate Holdings Limited and Dakota Holdings, Inc. During the past five years, Mr. Edson has also served as a director of Novitex Holdings, Inc., LifePoint Health, Inc., and Constellation Club Holdings, Inc. Mr. Edson graduated with a B.S. in Finance from Indiana University. Between his work at Apollo and his prior experience in investment banking, Mr. Edson has approximately 13 years of experience analyzing, financing and investing in public and private companies. Mr. Edson’s extensive experience in business and finance qualifies him to serve on our Board.

Salim Hirji joined the Board on February 10, 2017. He is currently a principal at Apollo, having joined Apollo in 2013. Prior to that time, Mr. Hirji was a member of the Financial Institutions Investment Banking Group of Goldman, Sachs & Co. Mr. Hirji graduated summa cum laude with a B.A. in Economics and Political Science from Columbia University. In addition to serving on the Board, Mr. Hirji serves on the board of Mood Media Corporation. Between his work at Apollo and his prior experience in investment banking, Mr. Hirji has approximately seven years of experience analyzing, financing and investing in public and private companies. Mr. Hirji's extensive experience in business and finance qualifies him to serve on our Board.

Steven Lerner served as a director of Yadkin Bank and Yadkin Financial Corporation from July 2014 until its sale to F.N.B. Corporation in March 2017. He joined Yadkin following the merger of VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. with Yadkin Financial Corporation. Prior to this merger, Dr. Lerner served as a director of VantageSouth Bancshares, Inc. since November 2011, and as Vice Chairman of Piedmont Community Bank Holdings, Inc. since he co-founded the company in 2009. He has served as the Chairman of FGI Research, a provider of online market research services, since he founded the company in 1981. From 2000 to 2012, Dr. Lerner served as Chairman of Capstrat, Inc., a strategic marketing communication firm, and he was Chairman of Yankelovich, Inc., a consumer research firm, from 2000-2008. Dr. Lerner has spent the last 30 years helping small and medium sized businesses maximize their potential. He has been involved in the formation of a number of companies including Blue Hill Group, and Sterling Cellular prior to its sale in 1993. Dr. Lerner serves on the board of advisors of Bandwidth.com, a provider of next generation communications services. Dr. Lerner served as a member of the University of North Carolina at Chapel Hill board of trustees and as Chairman of its Finance Committee until July 2015. Dr. Lerner was appointed by the Governor of North Carolina to serve on the North Carolina Railroad Board of Directors, as a member at-large. Dr. Lerner’s extensive business experience, as well as his extensive experience in the information technology sector, qualifies him to serve on our Board. Dr. Lerner served on our board of directors prior to our acquisition by the Apollo Funds in February 2015, and joined our Board on February 10, 2017.

Matthew H. Nord joined the board of directors of the predecessor to Presidio upon its formation on November 20, 2014, and continued as a member of the Board following the acquisition of Presidio by the Apollo Funds on February 2, 2015. He is currently a Senior Partner at Apollo, having joined in 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on the boards of directors of West Corporation, ADT, Exela Technologies and LifePoint Health, Inc. Mr. Nord also serves on the Board of Trustees of Montefiore Health System and on the Board of Overseers of the University of Pennsylvania’s School of Design. Mr. Nord previously served on the boards of directors of Affinion Group, Constellium NV, MidCap Financial, Noranda Aluminum and Novitex. Mr. Nord graduated summa cum laude with a BS in Economics from the University of Pennsylvania’s Wharton School of Business. Between his work at Apollo and his prior experience in investment banking, Mr. Nord has extensive experience analyzing, financing and investing in public and private companies, which qualifies him to serve on our Board.

Pankaj Patel joined the Board on May 19, 2016. He served as Executive Vice President and Chief Development Officer at Cisco Systems, Inc., a worldwide leader in IT, from June 2012 to July 2016, creating solutions built on intelligent networks that were designed to solve customers’ challenges. Mr. Patel served as executive advisor to the CEO from July 31, 2016 until his retirement on October 28, 2016. Mr. Patel reported to the CEO as the Engineering head of the company’s product and solution portfolio and drove the business and technology strategy across Cisco’s Routing, Switching, Wireless, Security, Mobility, Video, Collaboration, Data Center and Cloud offerings, where his responsibilities included defining priorities and investment allocation of research and development funds. Prior to Cisco, Mr. Patel launched and ran a successful startup business. Mr. Patel’s extensive business experience, as well as his extensive experience in the North American IT market, qualify him to serve on our Board.

Michael A. Reiss joined the Board on November 8, 2017. He is currently a partner of Apollo, where he has been employed since 2008. Prior to that time, Mr. Reiss was employed by Deutsche Bank Securities as a Global Finance Analyst in the Financial Sponsors Group. Mr. Reiss previously served on the board of directors of the parent of Ascometal SAS. Mr. Reiss has significant experience making and managing private equity investments on behalf of Apollo and has over ten years of experience financing, analyzing and investing in public and private companies, which qualifies him to serve on our Board. He previously served as a director of Affinion Group.

Todd H. Siegel joined the Board on February 2, 2015. He was appointed Chief Executive Officer of cxLoyalty Group, Inc. (formerly known as Affinion Group Holdings, Inc.) and a director of as of September 20, 2012. Mr. Siegel was formerly Chief Financial Officer of cxLoyalty from November 2008 to September 2012 and served as an Executive Vice President from October 17, 2005. Mr. Siegel also served as General Counsel of cxLoyalty from October 17, 2005 to February 16, 2009. Before that, he served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. Mr. Siegel joined cxLoyalty in November 1999 as a member of the Legal Department of the Membership Division of Cendant. From 1997 to 1999, Mr. Siegel was a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young. Mr. Siegel serves on the Board of Directors of Dakota Holdings, Inc. Mr. Siegel’s extensive experience in business and finance qualifies him to serve on our Board.

Director Independence
As of August 20, 2019, the Apollo Funds owned approximately 42.2% of our outstanding common stock. As the Apollo Funds no longer control a majority of our voting common stock, we no longer qualify as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market (the “NASDAQ”). The NASDAQ rules require that we appoint a majority of independent directors to the Board within one year of February 12, 2019, the date Aegis L.P. completed a secondary offering and we no longer qualified as a “controlled company.” As required by the NASDAQ rules, we appointed one independent member to each of the Compensation Committee and the Nominating and Corporate Governance Committee prior to the completion of a secondary offering by Aegis L.P. on February 12, 2019, and then reconstituted the committees on May 6, 2019 so that they currently are each composed of a majority of independent members. The NASDAQ rules also require that we appoint a Compensation Committee and a Nominating and Corporate Governance Committee each composed entirely of independent directors within one year of February 12, 2019.

Our Board has determined that each of Pankaj Patel, Steven Lerner and Todd H. Siegel is “independent” under the rules of the NASDAQ. Our Board has also determined that each of the members of our Audit Committee, Steven Lerner, Pankaj Patel and Todd H. Siegel, satisfy the independence standards for the Audit Committee established by the SEC and the rules of the NASDAQ.
Each director is expected to attend and participate in, either in person or by means of telephonic conference, all scheduled Board meetings and meetings of committees on which such director is a member. Pursuant to our Corporate Governance Guidelines, members of the Board are strongly encouraged to attend the annual meeting each year.
The non-management members of the Board also meet in executive session without management present on a regular basis.
Communicating with our Board
Individuals may communicate directly with members of our Board or members of the Board’s committees by writing to the following address:
Presidio, Inc.
One Penn Plaza, Suite 2832
New York, New York 10119
Attention: Corporate Secretary

The Corporate Secretary will summarize all correspondence received and periodically forward summaries to the Board or appropriate committee. Members of the Board may at any time request copies of any such correspondence. Communications may be addressed to the attention of the Board, a standing committee of the Board, or any individual member of the Board or a committee. Communication that is primarily commercial in nature, relates to an improper or irrelevant topic, or requires investigation to verify its content may not be forwarded.
Director Compensation
Each of our non-employee directors (other than Heather Berger, Matthew Nord, Christopher Edson, Salim Hirji and Michael Reiss) receives (i) an annual retainer of $50,000, (ii) $2,000 for each meeting of the Board attended in person and (iii) $1,000 for each meeting of the Board attended telephonically. In addition, directors serving on the Audit Committee receive an additional annual retainer of $12,500, and the Chairman of the Audit Committee also receives, in addition to the $12,500 retainer, an annual retainer of $25,000. Members of the Audit Committee and the Innovation and Technology Committee receive $2,000 for each committee meeting attended in person, and $1,000 for each committee meeting attended telephonically.
The following table sets forth certain information regarding the compensation for each non-employee director of the Company during the fiscal year ended June 30, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Heather Berger	—	—	—
Christopher Edson	—	—	—
Salim Hirji	—	—	—
Steven Lerner	79,500	—	79,500
Matthew Nord	—	—	—
Pankaj Patel	78,500	—	78,500
Michael Reiss	—	—	—
Todd Siegel	102,500	—	102,500
__________________

(1)	Represents the aggregate grant date fair values of options granted during fiscal 2019, computed in accordance with FASB ASC Topic 718.

(2)
As of June 30, 2019, Mr. Lerner held options to purchase 15,000 shares having an exercise price of $14.00 per share, Mr. Patel held options to purchase 15,000 shares having an exercise price of $8.75 per share, and Mr. Siegel held options to purchase 15,000 shares having an exercise price of $5.00 per share; which options in each case vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued service.

Board and Committees
Our Board currently has an Audit Committee, an Innovation and Technology Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee. Each committee operates under a separate charter adopted by our Board. Charters are available on our website at investors.presidio.com under “Corporate Governance.” Members serve on these committees until their resignations or until otherwise determined by our Board.
During the fiscal year ended June 30, 2019, the Board held five meetings and took action three times by unanimous written consent. There were five meetings of the Audit Committee. The Compensation Committee had one meeting took action three times by unanimous written consent, the Nominating and Corporate Governance Committee took action one time by unanimous written consent, and there was one meeting of the Innovation and Technology Committee or the Executive Committee. All of the directors attended at least 75% of the aggregate number of Board meetings and committee meetings during the periods in which they served.
Audit Committee. Our Audit Committee consists of Todd H. Siegel (Chairman), Steven Lerner and Pankaj Patel. Our Board has determined that each of Steven Lerner, Pankaj Patel and Todd H. Siegel satisfies the requirements for independence and financial literacy under the rules and regulations of the NASDAQ and the SEC. Our Board has also determined that Todd H. Siegel qualifies as an Audit Committee financial expert as defined under SEC rules and regulations and satisfies the financial sophistication requirements of the NASDAQ.
The principal duties and responsibilities of our Audit Committee are to oversee and monitor the following:

•	the annual appointment of auditors, including the independence, qualifications and performance of our auditors and the scope of audit and non-audit assignments and related fees;

•	the accounting principles we use in financial reporting;

•	our financial reporting process and internal auditing and control procedures;

•	our risk management policies;

•	the integrity of our financial statements; and

•	our compliance with legal, ethical and regulatory matters.

Compensation Committee. Our Compensation Committee consists of Steven Lerner (Chairman), Todd H. Siegel and Robert Cagnazzi. The principal duties and responsibilities of our Compensation Committee are the following:

•
approval and recommendation to our Board of all compensation plans for our CEO, all of our employees and those of our subsidiaries who report directly to the CEO and other executive officers, as well as all compensation for our Board;

•	approval and authorization of grants under our or our subsidiaries’ incentive plans, including all equity plans and long-term incentive plans; and

•	the preparation of any report on executive compensation required by SEC rules and regulations, if any.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Todd H. Siegel (Chairman), Steven Lerner and Robert Cagnazzi. The principal duties and responsibilities of our Nominating and Corporate Governance Committee are the following:

•	implementation and review of criteria for membership on our Board and its committees;

•	recommendation of proposed nominees for election to our Board and membership on its committees; and

•	recommendations to our Board regarding governance and related matters.

Innovation and Technology Committee. Our Innovation and Technology Committee consists of Pankaj Patel (Chairman) and Steven Lerner. The principal duties and responsibilities of our Innovation and Technology Committee are to review and make recommendations to the Board on major strategies and other subjects relating to:

•	the Company’s approach to technical and commercial innovation;

•	the long-term strategic goals of the Company’s internal and commercial technology investments;

•	the Company’s technology position in a competitive environment;

•
the innovation and technology acquisition process to assure accelerated business growth and response to emerging technology threats and opportunities through contracts, grants, collaborative efforts, strategic alliances, mergers and acquisitions;

•	the management and leverage of intellectual property;

•	the formal projects and actions being taken to drive and enable technology innovation; and

•	measurement and tracking systems important to successful innovation.

Executive Committee. Our Executive Committee consists of Matthew H. Nord, Robert Cagnazzi (Chairman) and Salim Hirji. The Executive Committee generally may exercise all of the powers of the Board when the Board is not in session, other than (1) approving any action that, pursuant to applicable law, would require the submission to stockholders of such action for stockholder approval, (2) the declaration of dividends, (3) the creation or filling of vacancies on the Board, (4) the adoption, amendment or repeal of our bylaws, (5) the amendment or repeal of any resolution of the Board that by its terms limits amendment or repeal exclusively to the Board, (6) any action where our certificate of incorporation, our bylaws, the listing standards of the NASDAQ or applicable law require participation by the full Board or another committee of the Board, (7) the issuance of debt or equity securities in excess of $75 million and (8) the filing by the Company of a voluntary petition seeking to take advantage of any bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation law or statute.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended June 30, 2019, our Compensation Committee consisted of Matthew Nord, Christopher L. Edson and Robert Cagnazzi until February 12, 2019, Steven Lerner was added as a member on February 12, 2019, and the Committe was reconstituted on May 6, 2019 to be comprised of Steven Lerner, Todd. H. Siegel and Robert Cagnazzi. Mr. Cagnazzi serves as our Chairman of the Board and Chief Executive Officer. Other than Mr. Cagnazzi, none of the other members of our Compensation Committee serves or has served as one of our officers or employees. During the fiscal year ended June 30, 2019, none of our executive officers served as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or our Compensation Committee.
Code of Ethics
We have a Code of Business Conduct and Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Conduct and Ethics is posted on the investor relations section of our website at investors.presidio.com under “Corporate Governance” - “Code of Business Conduct and Ethics” and can be obtained, free of charge, at our Corporate Headquarters in our Human Resources Department. The reference to our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of these provisions with respect to our Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller or persons performing similar functions, on our website or in our public filings with the SEC.
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines that address the role and composition of, and policies applicable to, the Board. The Nominating and Corporate Governance Committee will periodically review the guidelines and report any recommendations to the Board. The Corporate Governance Guidelines are available on the Company’s website at investors.presidio.com under “Corporate Governance” - “Corporate Governance Guidelines.”

Board Role in Risk Oversight
Risk assessment and oversight are integral parts of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. From time to time, senior management reviews these risks with our Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to address such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight.
Board Leadership Structure
The positions of Chairman of the Board and Chief Executive Officer currently are held by one individual. Our Board appointed Mr. Cagnazzi to serve as Chairman of the Board as of November 8, 2017, based on the leadership qualities, management capability, knowledge of the business and industry, and a long-term, strategic perspective he has demonstrated as CEO over a period of over six years of running the Company.
Based on extensive review and consideration by our Nominating and Corporate Governance Committee and Board, our Board believes a Board leadership structure composed of an executive Chairman and CEO is in the best interests of the Company and its stockholders at this time. In line with its commitment to best practices, the Company will continue to review and assess Chairman succession planning, including the best leadership structure for the Board to account for the Company’s evolving needs and business environment circumstances.

Policy for Director Recommendations
Our Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending candidates to the Board for election as a director of the Company. The Committee may use outside consultants to assist in identifying candidates, and will also consider advice and recommendations from stockholders, management, and others as it deems appropriate.
A stockholder that wants to recommend a candidate for election to the Board should send the recommendation in accordance with the procedures described in our bylaws. See “Stockholder Proposals and Director Nominations.” In its evaluation of director candidates, the Nominating and Corporate Governance Committee will consider the following:

•	Nominees should have a reputation for integrity, honesty and adherence to high ethical standards.

•
Nominees should have demonstrated business acumen, experience, and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company and should be willing and able to contribute positively to the decision-making process of the Company.

•	Nominees should have a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees.

•
Nominees should have the interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stockholders.

•
Nominees should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of all the Company’s stockholders and to fulfill the responsibilities of a director.

•
Nominees will not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. The value of diversity on the Board should be considered.

The renomination of existing directors is not viewed as automatic, but will be based on continuing qualification under the criteria set forth above. In addition, the committee will consider the existing directors’ performance on the Board and any committee, which may include consideration of the extent to which the directors undertook continuing director education. The backgrounds and qualifications of the directors considered as a group should provide a significant breadth of experience, knowledge and abilities that will assist the Board in fulfilling its responsibilities.

The Nominating and Corporate Governance Committee will also consider: (i) any specific minimum qualifications that it believes must be met by a nominee for a position on the Board; (ii) any specific qualities or skills that it believes are necessary for one or more of the Board members to possess; and (iii) the desired qualifications, expertise and characteristics of Board members, with the goal of developing an experienced and highly qualified Board. In making its recommendations, the committee will consider the number of other public company boards and other boards (or comparable governing bodies) on which a prospective nominee is a member, as well as his or her other professional responsibilities.
Management

The following table provides information regarding our executive officers:

Name	Age	Title
Robert Cagnazzi	60	Chairman of the Board and Chief Executive Officer
Neil O. Johnston	53	Executive Vice President, Chief Financial Officer and Assistant Secretary
David Hart	51	Executive Vice President and Chief Operating Officer
Elliot Brecher	54	Senior Vice President, General Counsel and Secretary
Vinu Thomas	43	Chief Technology Officer
Robert Cagnazzi has served as our Chief Executive Officer since February 29, 2012 and as our Chairman of the Board since November 2017. Biographical information concerning Mr. Cagnazzi is set forth above.
Neil O. Johnston has served as our Executive Vice President and Chief Financial Officer since January 16, 2018. Mr. Johnston served as Executive Vice President and Chief Financial Officer of Cox Automotive from June 2015 until December 2017. Before working for Cox Automotive, Mr. Johnston served as Executive Vice President of Strategy and Digital Innovation at Cox Media Group (CMG). Prior to holding that position, he served as Chief Financial Officer of CMG from 2009 to 2012. Mr. Johnston was the CFO of Cox Radio from 2000 until 2009, and he began his career with Cox Enterprises in 1996, serving in various financial and business development roles. Prior to joining Cox, Mr. Johnston worked for Coca-Cola Enterprises, Inc. and Deloitte and Touche, LLP.

David Hart has served as our Chief Operating Officer since June 2013 and, until 2015, also served as our Chief Technology Officer. He joined the Company in 2005 when the Company acquired Networked Information Systems (“NIS”), where he led sales engineering, professional and managed services delivery and project management services from NIS’s founding in 1999. Prior to NIS, Mr. Hart was Vice President of Engineering at Aztec Technology Partners and at its predecessor, Bay State Computer Group.

Elliot Brecher has served as our Senior Vice President and General Counsel since July 2015. Prior to joining us, from 2013 he was General Counsel of Amber Road, Inc., a New York Stock Exchange listed provider of cloud-based global trade management solutions delivered using a SaaS model. He served as Senior Vice President and General Counsel of Insight Communications Company, Inc., a Midwest-based cable operator, from 2000 until its sale to Time Warner Cable, Inc. in 2012. From 1994 until joining Insight, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., where he became a partner in 1996. Prior to that, he was associated with the law firm Rosenman & Colin LLP.
Vinu Thomas has served as our Chief Technology Officer since February 2016 and is responsible for guiding Presidio’s technology strategy, solution and service offerings, vendor and product management and industry thought leadership. He has built Presidio’s technology teams around networking, mobility, data center and collaboration, while also working on strategic initiatives and investments that include cloud, cyber security, data analytics and virtual desktop infrastructure (VDU). He was previously Vice President of Solutions for our Tristate Area and has a total of 20 years of experience in systems integration, practice building and engineering.

Item 11.     Executive Compensation

This Compensation Discussion and Analysis provides information regarding the objectives and elements of our compensation philosophy, policies, and practices with respect to the compensation of our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers (collectively, our “named executive officers”), for our fiscal year ended June 30, 2019 (“fiscal 2019”).
Our named executive officers for fiscal 2019 were:

•	Robert Cagnazzi, our Chief Executive Officer;

•	Neil O. Johnston, our Executive Vice President, Chief Financial Officer and Chief Accounting Officer;

•	David Hart, our Executive Vice President and Chief Operating Officer;

•	Elliot Brecher, our Senior Vice President and General Counsel; and

•	Vinu Thomas, our Chief Technology Officer;

2017 Say on Pay Vote and 2017 Say on When Vote

At the 2017 annual stockholders meeting our stockholders voted, on an advisory basis, to approve the Board's recommended resolution with respect to the compensation of our named executive officers. Although non-binding, the Compensation Committee will take into account such approval, as applicable, when considering future executive compensation arrangements.

At the 2017 annual stockholders meeting, our stockholders also voted, on an advisory basis, to approve the Board's recommendation that future advisory votes regarding our named executive officer compensation be held once every three years. We have determined to follow the stockholder vote.

Compensation Philosophy and Objectives

Commencing with the completion of our IPO in March 2017, the Compensation Committee of our Board has reviewed and approved the compensation of our named executive officers and oversees and administers our executive compensation programs and initiatives. As our business develops over time, we expect that the specific direction, emphasis, and components of our executive compensation program will continue to evolve. Accordingly, the compensation paid to our named executive officers during fiscal 2019 is not necessarily indicative of how we will compensate our named executive officers in the future.

We have worked to create an executive compensation program that balances short- and long-term payments and awards, cash payments and equity awards, and fixed and contingent payments, and that rewards our named executive officers in ways that we believe are most appropriate to motivate them. Our executive compensation program is designed to:

•	attract and retain talented and experienced executives in our industry;

•	attract and retain executives whose knowledge, skills and performance are critical to our success;

•	ensure fairness among the executive management team by recognizing the relative contributions each executive makes to our success;

•	foster a shared commitment among executives by aligning their individual goals with the goals of the Company; and

•	compensate our executives in a manner that incentivizes them to manage our business to meet our long-range objectives without undue risk taking.

To achieve these objectives, we tie a substantial portion of the executives’ overall compensation to key strategic financial and operational goals and shareholder value creation. We seek to ensure that all incentives are aligned with our stated compensation philosophy of providing compensation commensurate with performance.
Setting Compensation
Role of Our Board, Compensation Committee and Named Executive Officers
Prior to our IPO, we were a privately held company. As a result, most of our historical compensation policies and determinations reflected the priorities under that ownership structure.
Commencing with the completion of our IPO, the Compensation Committee oversees and administers our executive compensation arrangements, including the Presidio, Inc. Amended and Restated 2015 Long-Term Incentive Plan (which we refer to as our “2015 Plan”), the Presidio, Inc. 2017 Long-Term Incentive Plan (which we refer to as our “2017 Plan”), the ESPP, and our Presidio, Inc. Executive Bonus Plan (which we refer to as our “Bonus Plan”).
The Compensation Committee (excluding Mr. Cagnazzi) meets independently from our executives to consider appropriate compensation for our Chief Executive Officer. For all other named executive officers, the Compensation Committee meets outside the presence of all executive officers, except our Chief Executive Officer. Our Chief Executive Officer reviews annually each other named executive officer’s performance with the Compensation Committee and recommends appropriate base salary, cash performance awards and grants of long-term equity incentive awards. Based upon the recommendations of our Chief Executive Officer and in consideration of the principles and objectives described above, the Compensation Committee approves the annual compensation packages of our named executive officers other than our Chief Executive Officer. The Compensation Committee annually analyzes our Chief Executive Officer’s performance and determines his base salary, cash performance awards, and grants of long-term equity incentive awards based on its assessment of his performance with input from any consultants engaged by the Compensation Committee.
Role of Compensation Consultant and Market Analysis
The Compensation Committee retained Semler Brossy Consulting Group, LLC (“Semler Brossy”) as its independent compensation consultant. In connection with our IPO, Semler Brossy provided compensation advice independent of the Company’s management. Semler Brossy was engaged to assist in developing an executive compensation program that will attract and retain executive talent, with a particular focus on employment agreements and long-term incentive compensation. Semler Brossy’s compensation advice during the fiscal year ended June 30, 2017 included a review of the Company’s executive compensation philosophy, developing market compensation data for our employment agreements with executive officers, and advising the Board on equity grant allocations, annual and long-term incentive program design, and grant terms.
Semler Brossy provided our Compensation Committee with certain market data for base salaries, total cash compensation (defined as actual base salary plus target short-term incentive compensation), total direct compensation (defined as target total cash compensation plus annualized value of long-term incentive grants), severance practices, and equity grants in connection with initial public offerings. Semler Brossy also conducted market analyses based on both general survey data, an industry peer group, a general IPO peer group, and an information technology IPO peer group.
For the industry peer group, Semler Brossy utilized data for companies with last-12 month revenues between $1 billion and $10 billion (this range represents companies roughly 1/3x to 3x the Company's size, in terms of revenue) and focused on technology distributors with consulting attributes. The industry peer group analysis was based on a peer group of 11 publicly traded companies consisting of:

CDW Corporation	Unisys Corporation
CGI Group, Inc.	PC Connection, Inc.
Computer Sciences Corporation*	E Plus Inc.
Insight Enterprises, Inc.	Black Box Corporation
CRSA Inc.	Datalink Corporation*
CIBER, Inc.

*After the completion of the peer group study, Computer Sciences Corporation completed a merger with HP Enterprises Solution to create DXC Technology on April 3, 2017, and Datalink Corporation was acquired by Insight Enterprises on January 6, 2017.

Because our industry peer group was developed with Semler Brossy to provide market data for compensation plans and arrangements adopted in connection with our IPO, it may be re-evaluated by Semler Brossy and the Compensation Committee in fiscal 2020.

Risk Management
We have determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs and policies for all employees mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. The combination of performance measures for annual bonuses and the equity compensation programs, as well as the multi-year vesting schedules for equity awards and certain cash bonuses, encourages employees to maintain both a short- and a long-term view with respect to Company performance.
Elements of Compensation
Our current executive compensation program consists of the following components:

•	base salary;

•	annual cash incentive awards linked to our overall performance and individual performance;

•	long-term equity-based compensation;

•	other executive benefits and perquisites; and

•	employment agreements, which contain severance benefits.

We combine these elements to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational, and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders.
Base Salary

Our named executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities, the period during which they have been performing those responsibilities, and their overall performance. Base salaries are reviewed annually and are generally adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

Mr. Thomas’s base salary increased from $400,000 for fiscal 2018 to $425,000 for fiscal 2019 to align with market levels.

Annual Cash Incentive Awards
Our named executive officers are hired to lead and grow our organization and as such we believe that a significant portion of our named executive officers’ compensation should be tied to our overall performance. We maintain an annual incentive cash bonus program for senior management (the “management incentive plan”), which emphasizes pay-for-performance by providing our named executive officers with the opportunity to earn an annual bonus based on company and individual performance goals established by our Board with respect to each fiscal year.
For fiscal 2019, our Board established company performance goals relating to Total Revenue, Adjusted EBITDA, and Adjusted EBITDA margin, as measured on an annual and quarterly basis. The Company selected these performance goals because it feels that these performance metrics combine to reflect our overall performance. In addition, for Messrs. Johnston, Hart, Thomas and Brecher, the Board also established individual performance goals.
We define Adjusted EBITDA as net income plus (i) total depreciation and amortization, (ii) interest and other (income) expense, and (iii) income tax expense, as further adjusted to eliminate noncash share-based compensation expense, purchase accounting adjustments, transaction costs and other costs. We define Adjusted EBITDA margin as the ratio of Adjusted EBITDA to Total Revenue. The reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, from net income for fiscal year 2019 is as follows:

(in millions)	June 30, 2019
Adjusted EBITDA Reconciliation:
Net income	$35.2
Total depreciation and amortization (1)	90.9
Interest and other (income) expense	51.3
Income tax expense	15.0
EBITDA	192.4
Adjustments:
Share-based compensation expense	9.5
Purchase accounting adjustments (2)	0.2
Transaction costs (3)	21.0
Other costs (4)	11.7
Total adjustments	42.4
Adjusted EBITDA	$234.8
Adjusted EBITDA % (5)	7.8%

(1) Includes depreciation and amortization included within total operating expenses and cost of revenue.

(2) Includes noncash adjustments associated with purchase accounting (including inventory step up, deferred revenue step down and revaluation of deferred rent).

(3) Includes transaction-related expenses related to (i) stay and retention bonuses, (ii) transaction-related advisory and diligence fees, (iii) transaction-related legal, accounting and tax fees and (iv) professional fees and expenses associated with debt refinancings.

(4) Includes other expenses primarily related to severance charges associated with the retirement of our former Chief Financial Officer.

(5) Adjusted EBITDA % represents the ratio of Adjusted EBITDA to Total Revenue (i.e., Adjusted EBITDA margin).

For each of our named executive officers, the target and maximum bonus opportunity under our management incentive plan, as well as the portion of their annual bonus attributable to company and individual performance goals, is set forth below. All of our Chief Executive Officer’s annual cash incentive compensation, and a portion of each other named executive officer’s annual cash incentive compensation, was tied to Company performance, in furtherance of our pay-for-performance philosophy and with the intent of driving operating performance. For each of our named executive officers other than our Chief Executive Officer, a portion of their annual cash incentive compensation was based on the achievement of individual performance targets, which are described in more detail below. The individual performance targets were set with the intent of driving business unit performance.

Name	Target Bonus ($)	Maximum Bonus ($)	Company Performance (%)	Individual Performance (%)
Robert Cagnazzi	600,000	1,200,000	100%	—%
Neil O. Johnston	500,000	1,000,000	75%	25%
David Hart	480,000	960,000	70%	30%
Elliot Brecher	119,000	178,500	50%	50%
Vinu Thomas	340,000	637,500	50%	50%

For fiscal 2019, the company performance component for each of our named executive officers was based on Total Revenue, Adjusted EBITDA and Adjusted EBITDA margin compared to budgeted amounts, calculated on a sliding scale, along with a quarterly accelerator based on Total Revenue, Adjusted EBITDA and Adjusted EBITDA margin. Based on our results for fiscal 2019, the target bonus for company performance was multiplied by 179% for Total Revenue, 94% for Adjusted EBITDA and 53% for Adjusted EBITDA margin, and the result was then multiplied by 121% based on quarterly performance.

For fiscal 2019, the Board considered the following factors in evaluating the individual performance component for each named executive officer:

•
For Mr. Johnston, maintaining compliance on debt covenants and achieving free cash flow targets, which was weighted at 33%; maintaining total operating expenses below target, which was weighted at 33%; and achieving certain general and administrative expense savings, which was weighted at 33%.

•
For Mr. Hart, achieving certain general and administrative expense savings, which was weighted at 25%; achieving targeted gross margin percentages, which was weighted at 25%; achieving targeted EBITDA budgets related to our leasing business, which was weighted at 25%; and achieving targeted renewal and attach rates on certain third party maintenance sales, which was weighted at 25%;

•
For Mr. Brecher, managing SEC reporting requirements, which was weighted at 25%; standardizing our contracting process, which was weighted at 25%; implementing updates and enhancing the efficiency of the Company's authority matrix, which was weighted 25%; and assisting with mergers and acquisitions activity, which was weighted 25%.

•
For Mr. Thomas, achieving certain EBITDA targets relating to the Company's managed services, weighted at 25%; improving professional services utilization rates, which was weighted at 25%; achieving certain margin targets relating to the Company's security offerings, which was weighted at 25%; and hosting key annual events within budget, which was weighted at 25%.

Based on the applicable levels of achievement described above, payments to our named executive officers under the management incentive plan for fiscal 2019 were as follows:

Name	Target Bonus (Company Goals) ($)	Actual Bonus (Company Goals) ($)	Target Bonus (Individual Goals) ($)	Actual Bonus (Individual Goals) ($)	Total Actual Bonus ($)
Robert Cagnazzi	600,000	727,811	—	—	727,811
Neil O. Johnston	375,000	454,882	125,000	121,108	575,990
David Hart	336,000	407,574	144,000	200,203	607,777
Elliot Brecher	59,500	72,175	59,500	59,500	131,675
Vinu Thomas	170,000	206,213	170,000	172,125	378,338

The Bonus Plan is intended to provide an incentive for superior work and to motivate eligible executives of the Company toward even greater achievement and business results, to tie their goals and interests to those of ours and our stockholders, and to enable us to attract and retain highly qualified executives. Under the Bonus Plan, we may pay bonuses (including discretionary bonuses) to key executives, including our named executive officers, based upon such terms and conditions as our Board or Compensation Committee may in its discretion determine.

Long-Term Equity-Based Compensation
Our Board believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, our Board believes that equity-based compensation awards enable us to attract, motivate, retain, and adequately compensate executive talent.
To that end, we have awarded equity-based compensation in the form of stock options. Our Board believes equity awards provide executives with a significant long-term interest in our success by rewarding the creation of stockholder value over time. In addition, stock options align our executives' interests with those of our stockholders, as the intrinsic value of the options will depend upon the increase in the value of our stock following a grant and will have no intrinsic value in the event the stock price declines following a grant.
Prior to the completion of our IPO, we did not grant equity compensation on an annual basis. Instead, we generally granted equity compensation for retention and recognition purposes in connection with major corporate events. In addition, we also granted equity compensation to new hires and in connection with promotions.
In connection with the completion of the IPO, we granted stock options to certain employees, including certain named executive officers, and it was contemplated at that time by the Compensation Committee that we would begin making annual grants of equity compensation in 2018, with ongoing annual grants every 12 months thereafter. Accordingly, in August 2018, the Compensation Committee approved a long-term incentive stock option program that is expected to utilize the unused shares reserved under the 2017 Plan over a two-year period. The Compensation Committee will then assess whether the existing option plan is competitive and implement any necessary changes as well as seek stockholder approval for an additional share pool for future equity awards.
In fiscal 2019, as part of the stock option program described above, we granted stock options under the 2017 Plan to certain employees, including our current named executive officers, each with a fair market value exercise price. The number of options granted to our named executive officers is as follows: Mr. Cagnazzi - 300,000; Mr. Hart - 150,000; Mr. Johnston - 113,000; Mr. Brecher - 75,000; and Mr. Thomas - 100,000. The options vest in four equal installments on each of the first four anniversaries of the grant date, subject to the named executive officer’s continued service through such vesting date. The maximum term of these options is 10 years following the date of grant. The options vest, in whole or in part, upon a termination without cause, resignation with good reason, or upon the executive officer’s death, disability or retirement, in each case, as described under “— Termination and Change of Control Arrangements.”
Employment Agreements
Our employment agreements are designed to encourage and reinforce the continued attention and dedication of our named executive officers to their assigned duties without undue concern regarding their job security.
Limited Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as other eligible employees:

•	health, dental, vision, life, and disability insurance;

•
a qualified 401(k) savings plan (which includes a fixed matching contribution equal to 33% of the employee’s elective deferrals on up to 6% of compensation subject to limitations under the Internal Revenue Code of 1986, as amended (the “Code”)); and

•	vacation, personal holidays, and sick days.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.
Employee Stock Purchase Plan
In connection with the consummation of the IPO, we adopted the ESPP. The ESPP permits employees to purchase our common stock through payroll deductions during quarterly offerings periods, or during such other offering periods as the Compensation Committee may determine. Under the terms of the ESPP, the purchase price per share currently is equal to 90% of the fair market value of a share of our common stock on the last day of each offering period.
Tax Gross Ups
Named executive officers are not entitled to any “golden parachute” excise tax gross-up payments under any plan or agreement with the Company.
Hedging Policy
Pursuant to our insider trading policy, our executive officers who are required to comply with Section 16 of the Securities Exchange Act are prohibited from engaging in hedging transactions.
No Repricing
Our 2017 Plan prohibits repricing underwater stock options.

Section 162(m) of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code limits the tax deduction of public companies for compensation in excess of $1.0 million, and prior to the Tax Cuts and Jobs Act ("TCJA"), paid to their chief executive officer and the three most highly compensated executive officers (other than the chief financial officer) at the end of any fiscal year, unless the compensation qualifies as “performance-based compensation” subject to certain criteria. Section 162(m) was amended by the TCJA which was enacted on December 22, 2017 and effective for tax years beginning after December 31, 2017. The TCJA modifies (1) the definition of "covered employee" by including the Chief Financial Officer, (2) provides that any covered employee for taxable year beginning after December 31, 2016 will remain a covered employee subject to Section 162(m) for all future years, and (3) removed the "performance-based compensation" exception. These changes do not apply to compensation stemming from contracts entered into on or before November 2, 2017 or for compensation exempt under the transition rule for newly public companies described below, until its expiration. Going forward, although “performance-based” criteria is no longer relevant in determining whether remuneration is deductible for tax purposes, our compensation committee intends to continue to apply such criteria in structuring future compensation arrangements.

Our compensation committee’s policy with respect to Section 162(m) is to make a reasonable effort to cause compensation to be deductible by us while simultaneously providing our executive officers with appropriate rewards for their performance.  However, our compensation committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under Section 162(m) if it determines that such action is appropriate and in our best interests. Compensation paid or granted during the “transition period” to our executive officers under a plan or agreement existing prior to the Company's IPO is not subject to the limitations on deductions imposed by Section 162(m) to the extent it qualifies under the transition relief of Section 162(m) for newly public companies.   The “transition period” begins on the date the corporation becomes publicly held and ends on the earliest of (i) the expiration of the plan or agreement; (ii) a material modification of the plan or agreement; (iii) the issuance of all employer stock and other compensation that has been allocated under the plan; or (iv) the first meeting of shareholders at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which the initial public offering occurs.

COMPENSATION COMMITTEE REPORT
The Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.
Compensation Committee of the Board
Steven Lerner (Chairman)
Todd H. Siegel
Robert Cagnazzi

Summary Compensation Table
The following summary compensation table sets forth the total compensation paid, awarded to, or earned during fiscal 2017, 2018 and 2019 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Robert Cagnazzi, Chief Executive Officer	2019 2018 2017	600.000 600,000 600,000	- 5,680 -	1,619,250 - 1,657,099	727,811 - -	75 75 -	2,947,136 605,755 2,257,099
Neil O. Johnston, Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2019 2018	600,000 251,538	- -	609,918 722,495	575,990 107,096	- -	1,785,908 1,081,129
David Hart, Executive Vice President and Chief Operating Officer	2019 2018 2017	600,000 600,000 600,000	- 2,663 345,000	809,625 - 657,579	623,973 247,163 -	5,657 4,163 8,223	2,039,255 853,989 1,610,802
Elliot Brecher, Senior Vice President and General Counsel	2019 2018 2017	340,000 344,500 325,000	- - 150,000	404,813 - 354,081	131,675 66,781 -	3,591 2,805 6,038	880,079 414,086 835,119
Vinu Thomas, Chief Technology Officer	2019 2018 2017	424,038 400,000 350,000	- 144 75,000	539,750 - 656,583	378,338 106,388 75,000	5,230 5,096 11,315	1,347,356 511,628 1,167,898
__________________

(1)
For 2018, the amounts in this column consist of certain transaction-related amounts payable with respect to the completion of the February 2015 acquisition of Presidio by Apollo (Mr. Cagnazzi—$5,680; Mr. Hart—$2,663; and Mr. Thomas—$144). For 2017, the amounts in this column consist of (a) payments in respect of stay bonuses granted in March 2015 in connection with the Presidio Acquisition (Mr. Hart - $270,000) and (b) a discretionary bonus paid in connection with the completion of the Company's initial public offering (Mr. Hart - $75,000; Mr. Brecher - $150,000; and Mr. Thomas - $75,000).

(2)
Represents the aggregate grant date fair values of options granted during fiscal 2017, 2018 and 2019, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in calculating the amounts for fiscal 2018, see Note 15 to the historical consolidated financial statements included in this Annual Report.

(3)
Amounts for 2019 represent the total bonus payments received by each of our named executive officers under their respective fiscal 2019 incentive plans. Amounts for 2018 represent the total bonus payments received by each of our named executive officers under their respective fiscal 2018 incentive plans. Mr. Cagnazzi waived his bonus for the fiscal year ended June 30, 2018. For fiscal 2017, the Company did not achieve the company performance component established by our Board of Directors. Further, although the Board determined that Messrs. Hart, Brecher and Thomas satisfied certain of their individual performance goals under their fiscal 2017 incentive plans, Messrs. Hart and Brecher agreed to waive the portion of their bonuses attributable to individual performance and Mr. Thomas agreed to waive 50% of the portion of his bonus attributable to individual performance.

(4)
The amount included in the column consists of (a) matching contributions made under the Company’s 401(k) plan and (b) $3,300 paid in 2017 to Mr. Thomas for sales commissions related to his role prior to becoming a named executive officer.

Grants of Plan-Based Awards During Fiscal 2019
The table below provides information regarding equity and non-equity awards granted to the Company’s named executives during fiscal 2019.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise Price or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($)
		Minimum ($)	Target ($)	Maximum ($)
Robert Cagnazzi		—	600,000	1,200,000	—	—	—
	8/13/2018	—	—	—	300,000	$14.77	$5.40
Neil O. Johnston		—	500,000	1,000,000	—	$—	$—
	8/13/2018	—	—	—	113,000	$14.77	$5.40
David Hart		—	480,000	960,000	—	$—	$—
	8/13/2018	—	—	—	150,000	$14.77	$5.40
Elliot Brecher		—	119,000	178,500	—	$—	$—
	8/13/2018	—	—	—	75,000	$14.77	$5.40
Vinu Thomas		—	340,000	637,500	—	$—	$—
	8/13/2018	—	—	—	100,000	$14.77	$5.40
__________________

(1)
Amounts represent the minimum, target, and maximum payment level under the incentive plan applicable to the particular named executive officer. If target level is not attained, no bonus is paid under the applicable incentive plan.

(2)	Represents stock options that vest in four equal installments on each of the first four anniversaries of the grant date. See “—Long-Term Equity-Based Compensation.”

Employment Agreements with Named Executive Officers
As noted in “— Elements of Compensation - Employment Agreements,” prior to the completion of the IPO, we entered into the 2017 employment agreements, which superseded certain employment agreements and offer letters that were previously in effect. The employment agreements each remain in effect for a three-year term, subject to automatic one-year renewals unless either party provides 90 days’ written notice of non-renewal.
Pursuant to their respective employment agreements, the named executive officers are entitled to a base salary, are eligible for participation in the Company’s benefit plans and compensation arrangements made available to employees generally and are also eligible to receive a target annual bonus. For more information on the benefits provided under these agreements, please see “—Summary Compensation Table.” The employment agreements also provide for payments and benefits upon certain qualifying terminations of employment, as described in more detail under “—Termination and Change of Control Arrangements” and “— Potential Payments upon Termination or Change in Control in Fiscal 2019.”

Outstanding Equity Awards at Fiscal 2019 Year-End
The following table provides information regarding outstanding equity awards held by each of our named executive officers on June 30, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Robert Cagnazzi	—	300,000 (1)	14.77	8/13/2028
	163,800	163,800 (2)	14.00	3/10/2027
	160,000	240,000 (3)	5.00	3/11/2025
	695,928	—	1.43	3/15/2022
Neil O. Johnston	—	113,000 (4)	14.77	8/13/2028
	28,150	84,450 (5)	17.74	1/16/2028
David Hart	—	150,000 (6)	14.77	8/13/2028
	65,000	65,000 (7)	14.00	3/10/2027
	129,600	194,400 (8)	5.00	3/11/2025
Elliot Brecher	—	75,000 (9)	14.77	8/13/2028
	35,000	35,000 (10)	14.00	3/10/2027
	11,925	27,821 (11)	6.29	10/1/2025
Vinu Thomas	—	100,000 (12)	14.77	8/13/2028
	45,000	45,000 (13)	14.00	3/10/2027
	10,930	43,714 (14)	10.98	11/21/2026
	10,500	24,500 (15)	8.75	2/26/2026
	14,000	21,000 (16)	5.00	3/11/2025
 __________________

(1)	Unvested options vest with respect to 75,000 options on August 13 of each of 2019, 2020, 2021 and 2022 subject to continued employment.

(2)	Unvested options vest with respect to 81,900 options on March 10 of each of 2020 and 2021 subject to continued employment.

(3)
Unvested options vest as follows: (i) with respect to 40,000 options on March 11, 2020, subject to continued employment; and (ii) as to 200,000 options upon achievement of certain targets related to multiple of invested capital, subject to continued employment.

(4)	Unvested options vest with respect to 28,250 options on August 13 of each of 2019, 2020, 2021 and 2022 subject to continued employment.

(5)	Unvested options vest with respect to 28,150 options on January 16 of each of 2020, 2021 and 2022 subject to continued employment.

(6)	Unvested options vest with respect to 37,500 options on August 13 of each of 2019, 2020, 2021 and 2022 subject to continued employment.

(7)	Unvested options vest with respect to 32,500 options on March 10 of each of 2020, and 2021 subject to continued employment.

(8)
Unvested options vest as follows: (i) with respect to 32,400 options on March 11, 2020, subject to continued employment; and (ii) as to 162,000 options upon achievement of certain targets related to multiple of invested capital, subject to continued employment.

(9)	Unvested options vest with respect to 18,750 options on August 13 of each of 2019, 2020, 2021 and 2022 subject to continued employment.

(10)	Unvested options vest with respect to 17,500 options on March 11 of each of 2020 and 2021, subject to continued employment.

(11)
Unvested options vest as follows: (i) with respect to 3,975 options on October 1, 2019, subject to continued employment; (ii) with respect to 3,974 options on October 1, 2020, subject to continued employment and (iii) as to 19,872 options upon achievement of certain targets related to multiple of invested capital, subject to continued employment.

(12)	Unvested options vest with respect to 25,000 options on August 13 of each of 2019, 2020, 2021 and 2022 subject to continued employment.

(13)	Unvested options vest with respect to 22,500 options on March 10 of each of 2020 and 2021 subject to continued employment.

(14)
Unvested options vest as follows: (i) with respect to 5,464 options on November 21 of each of 2019, 2020 and 2021, subject to continued employment; and (ii) as to 27,322 options upon achievement of certain targets related to multiple of invested capital, subject to continued employment.

(15)
Unvested options vest as follows: (i) with respect to 3,500 options on February 26 of each of 2020 and 2021, subject to continued employment; and (ii) as to 17,500 options upon achievement of certain targets related to multiple of invested capital, subject to continued employment.

(16)
Unvested options vest as follows: (i) with respect to 3,500 options on March 11, 2020, subject to continued employment; and (ii) as to 17,500 options upon achievement of certain targets related to multiple of invested capital, subject to continued employment.

Options Exercised and Stock Vested During Fiscal 2019

The following table provides information concerning the exercise of stock options and vesting of stock awards during fiscal 2019 for each of the Named Executive Officers. No Named Executive Officers exercised stock options or had stock vestings during fiscal 2019.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Robert Cagnazzi	—	—
Neil O. Johnston	—	—
David Hart	—	—
Elliot Brecher	—	—
Vinu Thomas	—	—

Pension Benefits During Fiscal 2019

None of our named executive officers participate in defined benefit pension plans.

Nonqualified Deferred Compensation During Fiscal 2019

None of our named executive officers participate in nonqualified deferred compensation plans.

Termination and Change in Control Arrangements
Each of our named executive officers is eligible to receive payments and benefits upon certain qualifying terminations of employment and/or upon a change in control of the Company, as described below.
Option Awards
Under our 2015 Plan, unvested time-based options will become fully vested upon the occurrence of a change in control of the Company. Upon any termination of employment, all unvested options granted to our named executive officers would be forfeited, except as described below with respect to our 2017 Plan.
The terms of the option awards that have been granted to our named executive officers to date under our 2017 Plan provide that:

•
Upon a termination without cause, a resignation with good reason, or a termination of employment due to death and disability, any options that would have become vested within two years of the named executive officer’s termination of employment will vest.

•
Upon the named executive officer’s retirement, the named executive officer will become vested such that the total number of options that are vested is equal to the excess, if any, of (1) the product of (a) the total number of shares subject to the option award, multiplied by (b) a fraction, the numerator of which is the number of days between the grant date and the date of retirement and the denominator of which is the number of days between the grant date and the fourth anniversary of the grant date, over (2) any options previously exercised under the option award by the named executive officer prior to his retirement.

•
Vested options will be forfeit upon a termination with cause, remain exercisable for one year following the named executive officer’s death or disability, remain exercisable for three years upon the named executive officer’s retirement, and remain exercisable for 90 days following any other termination of employment.

•
In the event of a change in control in which the acquirer of the Company assumes the options, the options will vest in full upon a termination without cause, resignation for good reason, or death or disability during the two years following a change in control.

Employment Agreements
In connection with the IPO, we entered into employment agreements with Messrs. Cagnazzi, Hart, Thomas and Brecher, which superseded their prior employment agreements and offer letters and provide for severance payments and benefits upon certain qualifying terminations of employment as described below. In January 2018, we entered into an employment agreement with our Executive Vice President and Chief Financial Officer Mr. Johnston.
Upon a termination without cause or a resignation with good reason or a non-renewal of the named executive officer’s employment agreement, each such named executive officer would be entitled to, subject to the named executive officer's execution of a release of claims, (1) an amount equal to a multiple (2.0 for Mr. Cagnazzi (2.5 if such termination of employment occurs during the two-year period following a change in control) and 1.5 for Messrs. Hart, Johnston and Thomas) of the sum of (a) his annual base salary in effect immediately prior to such termination of employment and (b) his annual bonus earned for the fiscal year prior to such termination of employment (or, if such termination of employment occurs during the two-year period following a change in control, his target annual bonus in effect immediately prior to the change in control), paid over a period of months (24 for Mr. Cagnazzi (30 if such termination of employment occurs during the two-year period following a change in control) and 18 for Messrs. Thomas, Johnston and Hart) following such termination of employment, (2) a prorated annual bonus for the fiscal year in which such termination of employment occurs, based on actual performance (or target performance if such termination of employment occurs during the two-year period following a change in control) and paid at the time the Company pays annual bonuses to executive officers for such fiscal year, and (3) a lump sum cash payment equal to the cost of the monthly premiums for medical and dental coverage for a period of months (24 for Mr. Cagnazzi and 18 for Messrs. Thomas, Johnston and Hart).
Upon a termination without cause or a resignation with good reason or a non-renewal of Mr. Brecher’s employment, Mr. Brecher would be entitled to, subject to his execution of a release of claims, (1) an amount equal to his annual base salary in effect immediately prior to such termination of employment, and, if such termination of employment occurs during the two-year period following a change in control, his target annual bonus, in each case, paid in equal installments over a 12-month period following such termination of employment; (2) a prorated annual bonus for the fiscal year in which such termination of employment occurs, based on actual performance (or, if such termination occurs during the two-year period following a change in control, target performance) and paid at the time the Company pays annual bonuses to executive officers for such fiscal year; and (3) a lump sum cash payment equal to the cost of the monthly premiums for medical and dental coverage for a period of 12 months.
Upon a termination without cause or a resignation with good reason or a non-renewal of each named executive officer’s employment agreement during the six-month period prior to a change in control but after the date a definitive transaction agreement is executed that contemplates such change in control, such named executive officer’s employment will be deemed to have terminated upon the change in control and the amount of any severance that would have been payable had the named executive officer been terminated as of the date of the change in control will be paid in equal installments over the balance of the severance period.
Upon a termination of employment due to death or disability, each such named executive officer would be entitled to (1) a prorated annual bonus for the fiscal year in which such termination of employment occurs, based on actual performance and paid at the time the Company pays annual bonuses to executive officers for such fiscal year and (2) a lump sum cash payment equal to the cost of the monthly premiums for medical and dental coverage for a period of months (24 for Mr. Cagnazzi, 18 for Messrs. Thomas, Johnston and Hart and 12 for Mr. Brecher).

Upon a retirement, each such executive officer would be entitled to a prorated annual bonus for the fiscal year in which such termination of employment occurs, based on actual performance and paid at the time the Company pays annual bonuses to executive officers for such fiscal year.
We amended the employment agreements with each of our executive officers in connection with the proposed acquisition of Presidio, as described under “Item 9B - Other Information.”
Potential Payments upon Termination or Change in Control in Fiscal 2019
The following table sets forth potential payments to each of our named executive officers in the event of the listed events, calculated under the assumption that the executive officer’s employment terminated on June 30, 2019, the last day of our most recently completed fiscal year. The following table does not include payments pursuant to contracts, agreements, plans or arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are generally available to all salaried employees. The following table includes payments and benefits under the current employment agreements, which were in effect as of June 30, 2019, that would become payable if the applicable termination or change in control event occurred as of June 30, 2019.

Name	Termination without Cause or Resignation with Good Reason (No Change in Control) ($)	Termination without Cause or Resignation with Good Reason (Change in Control) ($)	Change in Control ($)	Death or Disability ($)	Retirement
Robert Cagnazzi
Cash severance	1,558,202(1)	3,000,000(2)	—	—	—
Prorated bonus	727,811(3)	600,000(4)	—	727,811(3)	727,811(3)
Continuation medical/welfare benefits	39,107(5)	39,107(5)	—	39,107(5)	—
Accelerated vesting of options (6)	—	—	2,080,800	—	—
Neil O. Johnston
Cash severance	1,060,644(1)	1,650,000(2)	—	—	—
Prorated bonus	757,990(3)	500,000(4)	—	757,990(3)	757,990(3)
Continuation medical/welfare benefits	2,117(5)	2,117(5)	—	2,117(5)	—
Accelerated vesting of options (6)	—	—	—	—	—
David Hart
Cash severance	1,270,745(1)	1,620,000(2)	—	—	—
Prorated bonus	607,777(3)	480,000(4)	—	607,777(3)	607,777(3)
Continuation medical/welfare benefits	29,572(5)	29,572(5)	—	29,572(5)	—
Accelerated vesting of options (6)	—	—	1,685,448	—	—
Elliot Brecher
Cash severance	340,000(7)	459,000(8)	—	—	—
Prorated bonus	131,675(3)	119,000(4)	—	131,675(3)	131,675(3)
Continuation medical/welfare benefits	18,873(5)	18,873(5)	—	18,873(5)	—
Accelerated vesting of options (6)	—	—	205,319	—	—
Vinu Thomas
Cash severance	795,639(1)	1,146,057(2)	—	—	—
Prorated bonus	378,338(3)	340,000(4)	—	378,338(3)	378,338(3)
Continuation medical/welfare benefits	33,156(5)	33,156(5)	—	33,156(5)	—
Accelerated vesting of options (6)	—	—	420,201	—	—
 __________________

(1)
Represents a multiple (2.0x for Mr. Cagnazzi and 1.5x for Messrs. Johnston, Hart and Thomas) times the sum of annual base salary plus annual management incentive plan bonus earned for the prior fiscal year prior to such termination of employment.

(2)	Represents a multiple (2.5x for Mr. Cagnazzi and 1.5x for Messrs. Johnston, Hart and Thomas) times the sum of annual base salary plus target management incentive plan bonus.

(3)	Represents a prorated bonus based on actual performance for the fiscal year of termination.

(4)	Represents a prorated target management incentive plan bonus for the fiscal year of termination.

(5)	Represents the cost of monthly premiums for medical coverage for a period of months (24 for Mr. Cagnazzi, 18 for Messrs. Johnston, Thomas and Hart and 12 for Mr. Brecher).

(6)
Represents the intrinsic value, if positive, of certain time-based options held by each of our named executive officers as of June 30, 2019 that would accelerate upon the applicable termination or change in control event. These amounts are based on a price per share of $13.67, the fair market value of a share of our common stock on June 30, 2019.

(7)	Represents an amount equal to annual base salary.

(8)	Represents an amount equal to the sum of 12 months' salary plus target annual bonus under the management incentive plan.

CEO Pay Ratio

The following information about the relationship between the compensation of our employees and the compensation of Robert Cagnazzi, our Chairman of the Board and Chief Executive Officer, is provided in compliance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K of the Securities Exchange Act of 1934 (“Item 402(u)”). In fiscal 2019, our last completed fiscal year, the estimated median of the annual total compensation of our employees, excluding Robert Cagnazzi, was $97,197. This amount was calculated in accordance with the requirements of Regulation S-K for reporting total compensation in the Summary Compensation Table. Robert Cagnazzi's total compensation for fiscal 2019, as reported in the Summary Compensation Table above, was $2,947,136. The resulting estimated ratio of the annual total compensation of Robert Cagnazzi to the median of the annual total compensation of all employees was 30.32x to 1.

The following paragraphs provide important context related to our employee population and describe the methodology and the material assumptions, adjustments, and estimates that we used to calculate this ratio.

As of June 30, 2019, Presidio's workforce consisted of approximately 2,900 individuals worldwide, including full-time, part-time, temporary, and seasonal employees which we used for purposes of determining the compensation of our median employee.

We next identified the employee receiving the median amount of compensation in our employee population, excluding Robert Cagnazzi. To do this we compared the amount of taxable income received by each such employee, as derived from our tax records, as of the most recently completed fiscal year because we believe this measure reasonably reflects the annual compensation of our employees. The compensation measure was annualized for permanent employees who were employed on June 30, 2019 but who did not work for the full calendar year. The compensation measure was consistently applied to all our employees. As required by Item 402(u) and as indicated above, once we identified our median employee we measured that employee’s annual total compensation for the 2019 fiscal year by adding together the same elements of compensation that are included in Robert Cagnazzi's total fiscal 2019 compensation reported in the Summary Compensation Table on page 31. Please see “—Summary Compensation Table.”

The resulting pay ratio was calculated in a manner consistent with Item 402(u) and we believe it constitutes a reasonable estimate. However, as contemplated by Item 402(u), we relied on methods and assumptions that we determined to be appropriate for calculating the pay ratio at Presidio. Other public companies will use methods and assumptions that differ from the ones we chose but are appropriate for their circumstances. It may therefore be difficult, for this and other reasons, to compare our reported pay ratio to pay ratios reported by other companies.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of August 20, 2019, regarding the beneficial ownership of our common stock with respect to:

•	each person that is a beneficial owner of more than 5% of our outstanding common stock;

•	each director;

•	each executive officer named in the summary compensation table; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. In addition, except as otherwise indicated in these footnotes, the address of each of the directors and executive officers of the Company is c/o One Penn Plaza, Suite 2832, New York, New York 10119. The below beneficial ownership information include shares of common stock issuable upon the exercise of options within 60 days of August 20, 2019.

Name of Beneficial Owner	Number of Shares	Percent of Shares
Beneficial owners of more than 5% of our outstanding common stock:
AP VIII Aegis Holdings, L.P. (1)	32,125,000	42.2%
FMR LLC (2)	10,770,253	12.9%
ArrowMark Colorado Holdings LLC (3)	7,369,651	8.9%
Directors and named executive officers:
Heather Berger	—	—
Elliot Brecher (4)	70,150	*
Robert Cagnazzi (5)	1,640,212	1.9%
Christopher L. Edson	—	—
David Hart (6)	383,254	*
Salim Hirji	—	—
Neil O. Johnston (7)	56,400	*
Steven Lerner (8)	35,000	*
Matthew H. Nord	—	—
Pankaj Patel (9)	25,000	*
Michael A. Reiss	—	—
Todd H. Siegel (10)	15,000	*
Vinu Thomas (11)	106,314	*
All directors and executive officers as a group (13 persons)	2,331,330	2.7%
__________________
*     Less than 1% of common stock outstanding.

(1)
Aegis LP holds shares of our common stock as indicated in the above table. AP VIII Aegis Holdings GP, LLC ("Aegis GP") is the general partner of Aegis LP, and Apollo Investment Fund VIII, L.P. ("Apollo Fund VIII") is one of the members of Aegis GP and as such has the right to direct the manager of Aegis GP in its management of Aegis GP. Apollo Management VIII, L.P. ("Management VIII") serves as the non-member manager of Aegis GP and as the investment manager of Apollo Fund VIII. AIF VIII Management LLC ("AIF VIII LLC") serves as the general partner of Management VIII. Apollo Management, L.P. ("Apollo Management") is the sole member and manager of AIF VIII LLC, and Apollo Management GP, LLC ("Apollo Management GP") is the general partner of Apollo Management. Apollo Management Holdings, L.P. ("Management Holdings") is the sole member and manager of Apollo Management GP and Apollo Management Holdings GP, LLC ("Management Holdings GP") is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP. The address of each of the entities and individuals named in this paragraph is 9 West 57th Street, New York, New York 10019. Each of Aegis GP, Apollo VIII, Management VIII, AIF VIII LLC, Apollo Management, Apollo Management GP, Management Holdings, and Management Holdings GP, and Messrs. Leon Black, Joshua Harris and Marc Rowan, the managers, as well as executive officers, of Management Holdings GP, disclaims beneficial ownership of all shares of Common Stock included herein, and the foregoing shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, or for any other purpose.

(2)
Ownership consists of shares of common stock beneficially owned by FMR LLC (“FMR”), certain of its subsidiaries and affiliates, and other companies as disclosed on its joint Schedule 13G/A filed with the SEC on February 13, 2019. The address of FMR is 245 Summer Street, Boston, MA 02210.

(3)
Ownership consists of shares of common stock beneficially owned by ArrowMark Colorado Holdings LLC (“ArrowMark”), as disclosed on its Schedule 13G filed with the SEC on February 14, 2019. The address of ArrowMark is 100 Fillmore Street, Suite 325, Denver, CO 80206.

(4)
Consists of 500 shares of common stock held by Mr. Brecher and options to purchase an aggregate of 69,650 shares of common stock (representing the portion of 184,746 options that have vested or will vest within 60 days of July 31, 2019).

(5)
Consists of 535,484 shares of common stock held by The Project Brizo Limited Partnership, 10,000 shares or common stock held by Mr. Cagnazzi, and options to purchase an aggregate of 1,094,728 shares of common stock (representing the portion of 1,723,528 options that have vested or will vest within 60 days of July 31, 2019). Robert Cagnazzi is the President of KBLAG LTD., which is the general partner of The Project Brizo Limited Partnership.

(6)
Consists of 135,990 shares of common stock held by Mr. Hart and options to purchase an aggregate of 232,100 shares of common stock (representing the portion of 604,000 options that have vested or will vest within 60 days of July 31, 2019).

(7)	Consists of options to purchase an aggregate of 56,400 shares of common stock (representing the portion of 225,600 options that have vested or will vest within 60 days of July 31, 2019).

(8)
Consists of 25,000 shares of common stock held by Mr. Lerner and options to purchase an aggregate of 10,000 shares of common stock (representing the portion of 15,000 options that have vested or will vest within 60 days of July 31, 2019).

(9)
Consists of 10,000 shares of common stock held by Mr. Patel and options to purchase an aggregate of 15,000 shares of common stock (representing the portion of 15,000 options that have vested or will vest within 60 days of July 31, 2019).

(10)	Represents the portion of 15,000 options that have vested or will vest within 60 days of July 31, 2019.

(11)
Consists of 884 shares of common stock held by Mr. Thomas and options to purchase 105,430 shares of common stock (representing the portion of 314,644 options that have vested or will vest within 60 days of July 31, 2019).

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Parties
The Board has adopted a written related parties transactions policy. The Audit Committee reviews transactions that may be “related party transactions,” which are transactions between Presidio and related parties in which the aggregate amount is expected to exceed $120,000 and in which a related party has or will have a direct or indirect material interest. For purposes of the policy, a related party is a director, executive officer, nominee for director, or a greater than 5% beneficial owner of Presidio’s common stock, in each case since the beginning of the last fiscal year, their immediate family members or any firm, corporation or other entity controlled by any such person. Pursuant to the policy, certain categories of transactions, such as the payment of director or executive compensation or ordinary course transactions involving the provision of certain financial services, such as escrow agency, bank depository or other similar services, are deemed pre-approved.

Certain Transactions with Related Parties
There have been no transactions since July 1, 2018 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation,” and other than the transactions described below. For a description of severance and change of control arrangements that we have entered into with our executive officers, see the section of this Annual Report entitled “Executive Compensation - Termination and Change in Control Arrangements” and “- Potential Payments upon Termination or Change in Control in Fiscal 2019.”
Apollo Stockholders Agreement
In connection with the IPO, on March 10, 2017 we entered into a stockholders agreement with Aegis LP (the “Apollo Stockholders Agreement”), the Apollo entity that holds most of our common stock, which provides that, except as otherwise required by applicable law, if Aegis LP or the Apollo Funds hold (a) at least 50% of our outstanding common stock, they will have the right to designate up to five nominees to our Board, (b) at least 30% but less than 50% of our outstanding common stock, they will have the right to designate up to four nominees to our Board, (c) at least 20% but less than 30% of our outstanding common stock, they will have the right to designate up to three nominees to our Board and (d) at least 10% but less than 20% of our outstanding common stock, they will have the right to designate two nominees to our Board. The Apollo Stockholders Agreement also provides that if the size of our Board is increased or decreased at any time, the nomination rights of Aegis LP and the Apollo Funds will be proportionately increased or decreased, respectively, and rounded up to the nearest whole number.
Under the Apollo Stockholders Agreement, the approval of a majority of the members of our Board, which must include the approval of a majority of the directors nominated by Aegis LP or the Apollo Funds, is required under certain circumstances. These include, as to us and, to the extent applicable, each of our subsidiaries:

•	amending, modifying or repealing any provision of our Amended Certificate or Amended Bylaws in a manner that disproportionately adversely affects the Aegis LP and Apollo Funds;

•
issuing additional equity interests of the Company, other than (a) any award under any stockholder-approved equity compensation plan, (b) any award under an equity compensation plan approved by a majority of the directors nominated or designated by Aegis LP or the Apollo Funds or (c) any intra-company issuance among us and our wholly owned subsidiaries;

•
merging or consolidating with or into any other entity, or transferring (by lease, assignment, sale or otherwise) all or substantially all of our and our subsidiaries’ assets, taken as a whole, to another entity, or entering into or agreeing to undertake any transaction that would constitute a “Change of Control” as defined in our or our subsidiaries’ principal credit facilities or note indentures (other than transactions between us and a subsidiary);

•
other than in the ordinary course of business with vendors, customers and suppliers, entering into any (a) acquisition by us or any of our subsidiaries of the equity interests or assets of any person, or the acquisition by us or any of our subsidiaries of any business, properties, assets, or persons or (b) disposition of our assets or the assets of any of our subsidiaries or the shares or other equity interests of any of our subsidiaries, in each case where the amount of consideration for any such acquisition or disposition exceeds $100 million in any single transaction, or an aggregate amount of $200 million in any series of transactions during a calendar year;

•	incurring financial indebtedness, in a single transaction or a series of related transactions, aggregating to more than $75 million, subject to certain exceptions;

•	terminating our Chief Executive Officer or designating a new Chief Executive Officer; or

•	changing the size of our Board.

These approval rights will terminate at such time as the Apollo Funds no longer beneficially own at least 30% of our outstanding common stock.

Amended Management Stockholders Agreement
The Company, Aegis LP, the Apollo entity that holds most of our common stock, and certain of our employees who invested in the Company in connection with our acquisition by the Apollo Funds in February 2015 are parties to a securityholders agreement. Pursuant to the securityholders agreement, Aegis LP and certain of its affiliates have certain demand registration rights for shares of our common stock held by them. In addition, Aegis LP, certain of its affiliates and the Management Holders have piggyback and other registration rights with respect to shares of our common stock held by them. Furthermore, we agree to indemnify (A) each party to the securityholders agreement and their respective officers, directors, employees, representatives and each person who controls such party, (B) Aegis LP and its officers, managers, employees, representatives and affiliates and (C) any portfolio company of the Apollo Group against losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may be caused by or contained in any information furnished in writing to our Company by such party set forth in (A), (B) or (C) above for use therein.

Office Lease Agreement
The Company is party to a lease agreement with an entity owned by Christopher Cagnazzi, our President of the Presidio Tri State region, and Robert Cagnazzi, our Chairman of the Board and Chief Executive Officer, for office space located at 110 Parkway Drive South, Hauppauge, New York, which will expire on December 31, 2019. The current annual rent under the lease is $0.3 million and is subject to a 3% annual escalation.
Other Related Party Transactions
We recorded revenue to parties affiliated with Apollo or our directors of $6.3 million for the fiscal year ended June 30, 2019. As of June 30, 2019, the outstanding receivables associated with parties affiliated with Apollo or our directors were $2.8 million.
One of our directors, Matthew Nord, is a senior partner of Apollo Global Management, LLC, which he joined in 2003. One of our directors, Christopher Edson, is a partner of Apollo Global Management, LLC, which he joined in 2008. One of our directors, Salim Hirji, is a principal of Apollo Global Management, LLC, which he joined in 2013. One of our directors, Heather Berger, is a partner of Apollo Global Management, LLC, which she joined in 2008. One of our directors, Michael Reiss, is a partner of Apollo Global Management, LLC, which he joined in 2008.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and certain of our officers. These indemnification agreements provide the directors and officers with contractual rights to indemnification and expense advancement that are, in some cases, broader than the specific indemnification provisions contained under Delaware law.

Stock Buyback

On September 6, 2018, the Company entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Aegis LP. Pursuant to the Stock Repurchase Agreement, the Company agreed to repurchase 10,750,000 shares of our common stock from Aegis LP for aggregate consideration of approximately $160 million, representing a purchase price of $14.75 per share of common stock (the “Repurchase”). To fund the Repurchase, the Company used proceeds of $160 million of additional term loans under an incremental term loan B facility established pursuant to our Credit Agreement. The Stock Repurchase Agreement, the Repurchase and the related transactions were approved by our Board and a committee of independent directors.

Item 14.     Principal Accounting Fees and Services

Fees paid or accrued for professional services provided by our independent auditors for each of the last two fiscal years ended June 30, 2019 and 2018, in each of the following categories are as follows:

	2019	2018
Audit fees	$973,034	$1,250,560
All other fees	154,808	84,200
Total	$1,127,842	$1,334,760
Audit fees consist of fees incurred for the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and services that are normally provided by RSM US LLP in connection with statutory and regulatory filings or engagements. All other fees consist of fees incurred for compilation services.
Pre-Approval of Audit and Non-Audit Services. All audit and non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee uses the following procedures in pre-approving all audit and non-audit services provided by our independent registered public accounting firm. At or before the first meeting of the Audit Committee each year, the Audit Committee is presented with a detailed listing of the individual audit and non-audit services and fees (separately describing audit-related services, tax services and other services) expected to be provided by our independent registered public accounting firm during the year. Quarterly, the Audit Committee is presented with an update of any new audit and non-audit services to be provided. The Audit Committee reviews the Company’s update and approves the services outlined therein if such services are acceptable to the Audit Committee.
Non-audit services that constitute less than 5% of the revenues paid by the Company to the independent registered public accounting firm may be approved by the Audit Committee (or one or more members authorized by the Audit Committee) after the services are commenced but before the completion of the audit, provided that such services were not recognized by the Company at the time of the engagement to be non-audit services and such services are promptly brought to the attention of the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to pre-approve permissible non-audit services, so long as this pre-approval is presented to the full Audit Committee at scheduled meetings. The Audit Committee has delegated pre-approval authority of up $100,000 in between scheduled Audit Committee meetings to the chairman of the Audit Committee, and the chairman is required to report any such pre-approval decisions to the Audit Committee at its next scheduled meeting. In addition, the Audit Committee has granted Neil Johnston, our Chief Financial Officer, authority to approve non-audit services of up to $100,000 in between scheduled Committee meetings upon notice in each instance to the Audit Committee chairman, subject to confirmation of the approval of such services by the Audit Committee at the next scheduled meeting.
All RSM US LLP services and fees during the fiscal year ended June 30, 2019 were approved in advance by the Audit Committee.

Part IV

Item 15.     Exhibits, Financial Statement Schedules

(a)    Financial Statement Schedules

The following documents are filed as part of this report:

(1)     Consolidated Financial Statements:

(2)     Financial Statement Schedules:

Page
Schedule I - Condensed Financial Information of Registrant	126
Schedule II - Valuation and Qualifying Accounts	131

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

(b)     Exhibits

The information required by this Item is set forth on the exhibit index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Presidio, Inc., BCEC - Port Holdings (Delaware), LP and Port Merger Sub, Inc., dated as of August 14, 2019.	8-K	2.1	8/14/2019
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017	S-8	3.2	3/13/2017
4.1	Form of common stock certificate of Presidio, Inc.	S-1	4.5	1/24/2017
4.2	Amended and Restated Securityholders Agreement, dated as of March 15, 2017, by and among Presidio, Inc. and certain stockholders listed therein.	8-K	4.2	3/15/2017
4.3	Stockholders Agreement, dated as of March 10, 2017, by and among Presidio, Inc. and certain stockholders listed therein.	8-K	4.1	3/15/2017
10.1	Credit Agreement, dated as of February 2, 2015, among Presidio Holdings Inc., as Holdings, Presidio IS LLC, as Intermediate Holdings, Presidio LLC, as Company and a Borrower, Presidio Networked Solutions LLC, as a Borrower, the Lenders Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.1	12/27/2016
10.2	Incremental Assumption Agreement and Amendment No. 1, dated as of May 19, 2015, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto, the Refinancing Term Lender Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.2	11/22/2016
10.3	Incremental Assumption Agreement and Amendment No. 2, dated as of February 1, 2016, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto, the Incremental Term Lender Party Thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	S-1	10.3	11/22/2016
10.4	Incremental Assumption Agreement and Amendment No. 3, dated as of May 27, 2016, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Incremental Term Lender and as Administrative Agent.	S-1	10.4	11/22/2016
10.5	Incremental Assumption Agreement and Amendment No. 4, dated as of January 19, 2017, among Presidio Holdings Inc., Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties Party Thereto and Credit Suisse AG, Cayman Islands Branch, as Refinancing Term Lender and as Administrative Agent.	S-1	10.13	1/24/2017
10.6	Second Amended and Restated Receivables Purchase Agreement, dated as of February 2, 2015, among Presidio Capital Funding LLC, as Seller, Presidio LLC, as Servicer, the Sub-Servicers Party Thereto, and PNC Bank, National Association, as Administrator.	S-1	10.5	11/22/2016
10.7	Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty, dated as of February 8, 2016, among Presidio Capital Funding LLC, as Seller, Presidio LLC, as Servicer, Presidio Networked Solutions LLC, as Sub-Servicer, Presidio IS LLC, as Performance Guarantor and PNC Bank, National Association, as Administrator.	S-1	10.6	11/22/2016
10.8	Third Amended and Restated Credit Agreement, dated February 28, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC (f/k/a INX LLC and as successor to Bluewater Communications Group LLC).	S-1	10.7	11/22/2016
10.9	First Amendment to the Third Amended and Restated Credit Agreement, dated March 26, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC (f/k/a INX LLC and as successor to Bluewater Communications Group LLC).	S-1	10.8	12/27/2016
10.10	Acknowledgement and Second Amendment to the Third Amended and Restated Credit Agreement, dated November 25, 2014, between Castle Pines Capital LLC and Presidio Networked Solutions Group, LLC.	S-1	10.9	11/22/2016
10.11	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 1, 2016, among Presidio Networked Solutions Group, LLC, Presidio Infrastructure Solutions LLC and Castle Pines Capital LLC.	S-1	10.10	11/22/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
+10.12	Systems Integrator Agreement by and between Cisco Systems, Inc. and the Presidio Corporation, dated as of May 14, 2002 (as amended on June 3, 2002, July 12, 2006, April 23, 2007, March 28, 2008, February 10, 2009, March 14, 2011, January 25, 2012, March 1, 2012, March 15, 2013 April 16, 2013, May 17, 2013, July 30, 2013, September 12, 2013, December 13, 2013, February 20, 2014, March 10, 2014, February 26, 2016, May 3, 2016, July 1, 2016, August 5, 2016 and September 8, 2016) (with addendums dated as of October 13, 2011, December 21, 2012, May 2, 2013 and February 3, 2014).	S-1	10.11	2/15/2017
10.12.1	Amendments to Systems Integrator Agreement dated as of March 7, 2017, April 6, 2017, May 3, 2017 and August 29, 2017.	10-K	10.12.1	9/21/2017
10.13	Lease by and between 4C Realty, LLC and Presidio Networked Solutions LLC, dated September 17, 2014.	S-1	10.12	11/22/2016
*10.14	Form of Director Indemnification Agreement.	S-1	10.14	1/24/2017
*10.15	Amended and Restated 2015 Long-Term Incentive Plan, effective as of February 24, 2017.	S-8	99.1	3/13/2017
*10.16	Form of Rollover Option Agreement under the Amended and Restated 2015 Long-Term Incentive Plan.	S-1	10.16	2/15/2017
*10.17	Form of Option Agreement under the Amended and Restated 2015 Long-Term Incentive Plan.	S-1	10.17	2/15/2017
*10.18	Executive Bonus Plan, effective as of February 24, 2017.	8-K	10.5	3/15/2017
*10.19	2017 Long-Term Incentive Plan, effective as of February 24, 2017.	S-8	99.2	3/13/2017
*10.20	Form of Option Award Certificate under the 2017 Long-Term Incentive Plan (Executive Officer).	8-K	10.11	3/15/2017
*10.21	Form of Option Award Certificate under the 2017 Long-Term Incentive Plan (Director).	8-K	10.12	3/15/2017
*10.22	Amended and Restated Employment Agreement by and between Presidio, Inc. and Robert Cagnazzi, effective as of March 9, 2017.	8-K	10.6	3/15/2017
***10.22a	Amendment to Employment Agreement by and between Presidio, Inc. and Robert Cagnazzi, dated August 26, 2019.
*10.23	Employment Agreement, by and between Presidio, Inc. and David Hart, effective as of March 9, 2017.	8-K	10.7	3/9/2017
***10.23a	First Amendment to Employment Agreement by and between Presidio, Inc. and David Hart, dated August 26, 2019.
*10.24	Employment Agreement, by and between Presidio, Inc. and Vinu Thomas, effective as of March 9, 2017.	8-K	10.8	3/9/2017
***10.24a	First Amendment to Employment Agreement by and between Presidio, Inc. and Vinu Thomas, dated August 26, 2019.
*10.25	Employment Agreement, by and between Presidio, Inc. and Elliot Brecher, effective as of March 9, 2017.	8-K	10.9	3/9/2017
***10.25a	First Amendment to Employment Agreement by and between Presidio, Inc. and Elliot Brecher, dated August 26, 2019.
*10.26	Employee Stock Purchase Plan, effective as of February 24, 2017.	S-8	99.3	3/13/2017
*10.27	Letter to Dr. Steven Lerner, dated as of February 6, 2017.	S-1	10.28	2/15/2017
*10.28	Letter to Pankaj Patel, dated as of May 16, 2016.	S-1	10.30	2/15/2017
10.29	Amendment No. 5 dated as of August 8, 2017 among Presidio Holdings Inc. Presidio IS LLC, Presidio LLC, Presidio Networked Solutions LLC, the Subsidiary Loan Parties party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent	10-K	10.32	9/21/2017
10.30	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Guaranty.	10-Q	10.1	2/8/2018
10.31	Incremental Assumption Agreement and Amendment No. 6, dated January 5, 2018, by and among Presidio, LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	10-Q	10.2	2/8/2018
*10.32	Offer Letter and Employment Agreement between Presidio, Inc. and Neil O. Johnston, dated January 16, 2018	8-K	10.1	1/16/2018
***10.32a	First Amendment to Employment Agreement between Presidio, Inc. and Neil. O. Johnston, dated August 22, 2019.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
*10.33	Transition Agreement by and between Presidio, Inc. and Paul Fletcher, dated January 16, 2018	8-K	10.2	1/16/2018
10.34	Stock Repurchase Agreement entered into as of September 6, 2018, by and between Presidio, Inc., a Delaware corporation (the “Company”), and AP VIII Aegis Holdings, L.P., a Delaware limited partnership.	8-K	10.1	9/6/2019
10.35	Incremental Assumption Agreement and Amendment No. 7, dated September 13, 2018, by and among Presidio, LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	8-K	10.1	9/13/2018
10.36	Incremental Assumption Agreement and Amendment No. 8, dated March 29, 2019, by and among Presidio, LLC and Presidio Networked Solutions LLC, as borrowers, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.	8-K	10.1	3/29/2019
**21.1	Subsidiaries of Presidio, Inc.
**23.1	Consent of RSM US LLP
***31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
***32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
**101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
**101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
**101.CAL	XBRL Taxonomy Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Label Linkbase Document.
**101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Indicates management contract or compensatory plan or agreement.
**     Filed herewith.
***    Furnished herewith.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: August 29, 2019	By:	/s/ Robert Cagnazzi
Robert Cagnazzi
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2019.

Signature	Title
/s/ Robert Cagnazzi	Chief Executive Officer and Chairman of the Board of Directors
Robert Cagnazzi

/s/ Neil O. Johnston	Executive Vice President, Chief Accounting Officer and Chief Financial Officer
Neil O. Johnston	(Principal Financial Officer)

/s/ Heather Berger	Director
Heather Berger

/s/ Christopher L. Edson	Director
Christopher L. Edson

/s/ Salim Hirji	Director
Salim Hirji

/s/ Steven Lerner	Director
Steven Lerner

/s/ Matthew H. Nord	Director
Matthew H. Nord

/s/ Pankaj Patel	Director
Pankaj Patel

/s/ Michael A. Reiss	Director
Michael A. Reiss

/s/ Todd H. Siegel	Director
Todd H. Siegel