Form 10-Q
period 2019-09-30
Presidio, Inc.
filed 2019-11-06
CIK 1631825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 29, 2019, there were 83,583,849 shares of common stock, $0.01 par value, outstanding.

PRESIDIO, INC.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

PRESIDIO, INC.
Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	As of September 30, 2019	As of June 30, 2019
Assets
Current Assets
Cash and cash equivalents	$28.0	$30.7
Accounts receivable, net	681.0	674.6
Unbilled accounts receivable, net	226.8	205.3
Financing receivables, current portion	103.2	96.4
Inventory	26.2	25.2
Prepaid expenses and other current assets	134.9	123.1
Total current assets	1,200.1	1,155.3
Property and equipment, net	34.9	36.4
Financing receivables, less current portion	137.7	140.3
Goodwill	803.7	803.7
Identifiable intangible assets, net	606.3	625.1
Other assets	170.3	110.1
Total assets	$2,953.0	$2,870.9
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$—	$—
Accounts payable – trade	485.9	497.7
Accounts payable – floor plan	256.7	212.7
Accrued expenses and other current liabilities	284.0	294.6
Discounted financing receivables, current portion	99.9	93.9
Total current liabilities	1,126.5	1,098.9
Long-term debt, net of debt issuance costs and current maturities	724.6	733.8
Discounted financing receivables, less current portion	127.0	131.2
Deferred income tax liabilities	178.2	180.6
Other liabilities	131.9	88.0
Total liabilities	2,288.2	2,232.5
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock:
$0.01 par value; 100 shares authorized and zero shares issued and outstanding at September 30, 2019 and June 30, 2019	—	—
Common stock:
$0.01 par value; 250,000,000 shares authorized, 83,371,769 shares issued and outstanding at September 30, 2019 and 82,852,340 shares issued and outstanding at June 30, 2019	0.8	0.8
Additional paid-in capital	506.1	500.4
Retained earnings	157.9	137.2
Total stockholders’ equity	664.8	638.4
Total liabilities and stockholders’ equity	$2,953.0	$2,870.9
See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Operations
(in millions, except share and per-share data)
(unaudited)

	Three months ended September 30,
	2019	2018
Revenue
Product	$642.5	$619.6
Service	129.5	130.3
Total revenue	772.0	749.9
Cost of revenue
Product	496.2	485.7
Service	100.5	105.2
Total cost of revenue	596.7	590.9
Gross margin	175.3	159.0
Operating expenses
Selling expenses	74.8	70.8
General and administrative expenses	30.7	29.7
Transaction costs	3.5	5.5
Depreciation and amortization	21.8	21.5
Total operating expenses	130.8	127.5
Operating income	44.5	31.5
Interest and other (income) expense
Interest expense	11.6	11.2
Loss on extinguishment of debt	0.2	0.5
Other (income) expense, net	(0.2)	(0.1)
Total interest and other (income) expense	11.6	11.6
Income before income taxes	32.9	19.9
Income tax expense	8.9	5.2
Net income	$24.0	$14.7
Earnings per share:
Basic	$0.29	$0.16
Diluted	$0.28	$0.15
Weighted-average common shares outstanding:
Basic	83,139,912	90,846,817
Diluted	86,653,092	95,034,251

Cash dividends per common share	$0.04	$0.04

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$24.0	$14.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of intangible assets	18.8	18.9
Depreciation of property and equipment in operating expenses	3.1	2.6
Depreciation of property and equipment in cost of revenue	0.9	1.2
Provision for sales returns and credit losses	(0.5)	0.6
Amortization of debt issuance costs	0.8	0.9
Loss on extinguishment of debt	0.2	0.5
Noncash lease income	(1.0)	(1.8)
Share-based compensation expense	1.6	2.1
Deferred income tax benefit	(2.4)	(3.9)
Other	0.1	—
Change in assets and liabilities, net of acquisitions and dispositions:
Unbilled and accounts receivable	(27.4)	(47.2)
Inventory	(1.0)	(7.4)
Prepaid expenses and other assets	(36.2)	(30.7)
Accounts payable – trade	(11.8)	23.2
Accrued expenses and other liabilities	(1.5)	29.0
Net cash provided by (used in) operating activities	(32.3)	2.7
Cash flows from investing activities:
Additions of equipment under sales-type and direct financing leases	(32.9)	(33.3)
Proceeds from collection of financing receivables	0.9	1.2
Additions to equipment under operating leases	(0.2)	—
Proceeds from disposition of equipment under operating leases	0.4	—
Purchases of property and equipment	(2.2)	(3.8)
Net cash used in investing activities	(34.0)	(35.9)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	4.1	1.0
Common stock repurchased	—	(158.6)
Dividends paid	(3.3)	—
Proceeds from the discounting of financing receivables	29.2	41.1
Retirements of discounted financing receivables	(0.4)	(4.9)
Deferred financing costs	—	(0.3)
Borrowings of term loans, net of original issue discount	—	158.1
Repayments of term loans	(10.0)	(25.0)
Net change in accounts payable — floor plan	44.0	15.0
Net cash provided by financing activities	63.6	26.4
Net decrease in cash and cash equivalents	(2.7)	(6.8)
Cash and cash equivalents:
Beginning of the period	30.7	37.0
End of the period	$28.0	$30.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11.7	$9.7
Income taxes, net of refunds	$3.6	$5.7
Right-of-use assets obtained in exchange for lease obligations	$0.9	$—
Reduction of discounted lease assets and liabilities	$29.6	$28.0

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Consolidated Statement of Stockholders’ Equity
(in millions, except share data)
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	—	$—	92,853,983	$0.9	$644.3	$115.1	$760.3
Common stock issued under share-based compensation plans	—	—	194,329	—	1.0	—	1.0
Common stock repurchased	—	—	(10,750,000)	(0.1)	(158.5)	—	(158.6)
Common stock cash dividend	—	—	—	—	—	(3.2)	(3.2)
Share-based compensation expense	—	—	—	—	2.1	—	2.1
Net income	—	—	—	—	—	14.7	14.7
Balance, September 30, 2018	—	$—	82,298,312	$0.8	$488.9	$126.6	$616.3

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	—	$—	82,852,340	$0.8	$500.4	$137.2	$638.4
Common stock issued under share-based compensation plans	—	—	519,429	—	4.1	—	4.1
Common stock cash dividend	—	—	—	—	—	(3.3)	(3.3)
Share-based compensation expense	—	—	—	—	1.6	—	1.6
Net income	—	—	—	—	—	24.0	24.0
Balance, September 30, 2019	—	$—	83,371,769	$0.8	$506.1	$157.9	$664.8

See Notes to the Consolidated Financial Statements.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1.         Nature of Business and Significant Accounting Policies

Description of the Company

Presidio, Inc., a Delaware corporation, through its subsidiaries (collectively, the “Company”, “we” and “our”) is a leading provider of information technology (“IT”) solutions in North America. We deliver technology expertise through a full life-cycle model of professional, managed and support services including strategy, consulting, implementation and design. The Company's solutions consists of the resale of hardware, software, and third-party support service contracts and the sale of internal and third-party services. We help clients harness technology advances, simplify IT complexity and optimize their environments today while enabling future applications, user experiences, and revenue models. The Company implements IT solutions for its customers on a national and international basis, although the Company's principal markets are located in the continental United States.

The Company is headquartered in New York, New York and all of its direct and indirect subsidiaries are located in the United States.

Merger Agreement

On August 14, 2019, we entered into an Agreement and Plan of Merger, as amended on September 25, 2019, (as it may be further modified, supplemented or modified from time to time, the “Merger Agreement”) with BCEC – Port Holdings (Delaware), LP, a Delaware limited partnership (“Parent”), and Port Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company of the Merger, and an indirect wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of funds advised by BC Partners Advisors L.P. Completion of the Merger is subject to customary closing conditions. If the Merger is consummated, the Company’s common stock will be delisted from the NASDAQ Global Select Market and deregistered under the Exchange Act.

On September 26, 2019, a putative class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and the individual members of the Board of Directors alleging that the defendants violated federal securities laws by making allegedly false and misleading statements and failing to disclose certain information in the preliminary proxy statement, which was filed on September 10, 2019. On September 30, 2019, and October 4, 2019, two purported class actions were filed in the United States District Court for the Southern District of New York making similar allegations. On October 7, 2019, the Company filed the definitive proxy statement. On October 10, 2019, and October 17, 2019, two purported class actions were filed in the United States District Court for the Northern District of California and the United States District Court for the Eastern District of New York, respectively, against the Company and the individual members of the Board of Directors alleging violations of the federal securities laws based on allegedly false and misleading statements and failing to disclose certain information in the definitive proxy statement. These actions sought, among other relief, to enjoin the Merger (or, in the alternative, an award of rescissory damages in the event the Merger is completed), and an award of costs and attorneys' fees.

On October 21, 2019, another putative class action complaint was filed in the Court of Chancery of the State of Delaware against the Company, its directors, Parent and Merger Sub under the caption Firefighters' Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL. The Complaint alleges breaches of fiduciary duty by the directors in connection with the negotiation of the Merger and the disclosures made in the definitive proxy statement and aiding and abetting of those alleged breaches by Parent and Merger Sub. The action sought, among other relief, an injunction against the Merger and the stockholder vote, which the Court of Chancery denied on November 5.

Dividend

On August 28, 2019, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The total dividend of $3.3 million was paid on October 4, 2019 to stockholders of record as of the close of business on September 25, 2019. Accordingly, the Company had a $3.3 million liability recorded in accrued expenses and other current liabilities as of September 30, 2019.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

On November 6, 2019, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be paid on January 6, 2020 to stockholders of record as of the close of business on December 26, 2019. In the event that the Merger closes prior to December 26, 2019, the dividend will not be paid.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission ("SEC") rules and regulations for interim reporting periods. The consolidated financial statements do not include all disclosures normally made in annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019. All financial information presented in the financial statements and notes herein is presented in millions except for share and per-share information and percentages.

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

Lease Accounting

The Company enters into lease agreements, which provide the Company with the right to control an identified asset, primarily for office, warehouse and other real estate needs. The Company determines whether or not a contract contains a lease at the inception date, while classification, recognition and measurement are determined at the lease commencement date. Classifying a lease requires judgment, based on an assessment of the terms, nature of the underlying asset, consideration and lease term. Our lease agreements are generally classified as operating leases and do not have residual value guarantees. At the lease commencement date, the Company records operating lease liabilities based on the present value of the future lease payments. The Company has elected to not separate non-lease components and, accordingly, cash flows associated with the non-lease components are allocated to the related lease component. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. In assessing the lease term, the Company includes options to renew only when it is reasonably certain that it will be exercised; a determination which is at the sole discretion of the Company. Generally, for leases with an initial term of 12 months or less, the Company has elected to not record a right-of-use asset and lease liability. On the consolidated balance sheet, operating lease right-of-use assets are included in other assets, the current portion of operating lease liabilities are included in accrued expenses and other current liabilities and the long-term portion of operating lease liabilities are included in other liabilities. The Company records lease expense on a straight-line basis over the lease term beginning on the commencement date.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes the accounting for leases in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard has an effective date for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard under the modified retrospective method as of July 1, 2019 with prior periods not adjusted. The standard provides for the election of certain practical expedients during implementation. The Company elected to apply the package of practical expedients in its implementation which allowed the entity to, among other things, not reassess the following: 1) whether the contract contains a lease, 2) previous lease classification (e.g. operating vs. financing) and 3) the accounting for any initial direct costs (e.g. capitalization vs. expensing). The adoption of the new standard had an immaterial impact on our lessor business with our lessor's accounting policies remaining materially unchanged from the previous standard. Refer to Note 15 for additional detail surrounding our lessee accounting.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40), which amends current guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. The guidance in ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of July 1, 2019 on a prospective basis with no material effect to the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

The Company is still evaluating the impact of the following additional accounting pronouncement not yet adopted as of September 30, 2019.

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

Note 2.         Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2019	June 30, 2019
Deferred product costs	$20.1	$18.3
Partner incentive program receivable	39.5	25.5
Prepaid professional services	37.6	34.8
Prepaid reserved instances	20.7	22.6
Prepaid income taxes	—	5.3
Other prepaid expenses and current assets	17.0	16.6
Total prepaid expenses and other current assets	$134.9	$123.1

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Financing receivables – The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of September 30, 2019 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$245.4	$4.9	$250.3
Estimated net residual values	—	5.7	5.7
Unearned income	(13.9)	(0.9)	(14.8)
Provision for credit losses	—	(0.3)	(0.3)
Total, net	$231.5	$9.4	$240.9
Reported as:
Current	$100.5	$2.7	$103.2
Long-term	131.0	6.7	137.7
Total, net	$231.5	$9.4	$240.9
Discounted financing receivables:
Nonrecourse	$225.4	$—	$225.4
Recourse	—	—	—
Total	$225.4	$—	$225.4
Reported as:
Current	$99.1	$—	$99.1
Long-term	126.3	—	126.3
Total	$225.4	$—	$225.4

The assets and related liabilities for discounted and not discounted sales-type and direct financing leases to financial institutions were as follows as of June 30, 2019 (in millions):

	Discounted to financial institutions	Not discounted to financial institutions	Total
Financing receivables:
Minimum lease payments	$243.2	$3.0	$246.2
Estimated net residual values	—	5.9	5.9
Unearned income	(14.3)	(0.8)	(15.1)
Provision for credit losses	—	(0.3)	(0.3)
Total, net	$228.9	$7.8	$236.7
Reported as:
Current	$95.1	$1.3	$96.4
Long-term	133.8	6.5	140.3
Total, net	$228.9	$7.8	$236.7
Discounted financing receivables:
Nonrecourse	$223.5	$—	$223.5
Recourse	—	—	—
Total	$223.5	$—	$223.5
Reported as:
Current	$93.3	$—	$93.3
Long-term	130.2	—	130.2
Total	$223.5	$—	$223.5

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

Operating leases – Equipment under operating leases and accumulated depreciation are reported as part of other assets in the consolidated balance sheets and were as follows (in millions):

	September 30, 2019	June 30, 2019
Equipment under operating leases	$3.2	$2.9
Accumulated depreciation	(1.2)	(1.1)
Total equipment under operating leases, net	$2.0	$1.8

Depreciation expense associated with equipment under operating leases that is included in cost of product revenue within the Company’s consolidated statements of operations was $0.3 million for both the three months ended September 30, 2019 and 2018.

Liabilities for discounted operating leases to financial institutions were as follows (in millions):

	September 30, 2019	June 30, 2019
Discounted operating leases:
Current	$0.8	$0.6
Noncurrent	0.6	1.0
Total	$1.4	$1.6

The discounted financing receivables associated with operating leases are presented on the consolidated balance sheets together with the discounted financing receivables associated with sales-type and direct financing type leases which are discussed above.

Note 4.         Property and Equipment

Property and equipment and accumulated depreciation and amortization were as follows (in millions):

	Estimated useful lives	September 30, 2019	June 30, 2019
Furniture and fixtures	3 to 7 years	$8.4	$7.9
Equipment	3 to 7 years	31.7	31.6
Software	3 to 5 years	27.8	27.2
Leasehold improvements	Life of lease	18.4	17.8
Total property and equipment		86.3	84.5
Accumulated depreciation and amortization		(51.4)	(48.1)
Total property and equipment, net		$34.9	$36.4

Depreciation and amortization associated with property and equipment that is included in depreciation and amortization within the Company’s consolidated statements of operations was $3.1 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization expense associated with property and equipment directly utilized in support of managed services and cloud services that is included in cost of service revenue within the Company’s consolidated statements of operations was $0.6 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 5.         Goodwill and Identifiable Intangible Assets

Goodwill

From June 30, 2019 through the date of the consolidated financial statements, no triggering events have been noted that would lead us to believe that the fair value of the underlying assets may be below their carrying amount.

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2019 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(323.3)	$400.9
Developed technology	5	3.6	(3.2)	0.4
Trade names	2	1.3	(1.3)	—
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.1	$(327.8)	$606.3

Identifiable intangible assets consisted of the following as of June 30, 2019 (in millions):

	Range of life (years)	Gross amount	Accumulated amortization	Total, net
Finite-lived intangible assets:
Customer relationships	5 – 10	$724.2	$(304.9)	$419.3
Developed technology	5	3.6	(3.0)	0.6
Trade names	2	1.3	(1.1)	0.2
Indefinite-lived intangible assets:
Trade names	Indefinite	205.0	—	205.0
Total intangible assets		$934.1	$(309.0)	$625.1

Amortization associated with intangible assets was $18.8 million and $18.9 million for the three months ended September 30, 2019 and 2018, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 5.4 years and 5.6 years as of September 30, 2019 and June 30, 2019, respectively.

Based on the finite-lived intangible assets recorded at September 30, 2019, the future amortization expense is expected to be as follows (in millions):

Years ending June 30,
2020 (remaining nine months)	$55.4
2021	73.7
2022	73.5
2023	72.8
2024	72.8
2025 and thereafter	53.1
Total	$401.3

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 6.         Accounts Payable – Floor Plan

The accounts payable – floor plan balances on the consolidated balance sheets relate to an agreement with a financial institution that provides an indirect wholly-owned subsidiary of the Company with funding for discretionary inventory purchases from approved vendors. Payables are due within 90 days and are noninterest bearing, provided they are paid when due. In accordance with the agreement, the financial institution has been granted a senior security interest in the indirect wholly-owned subsidiary’s inventory purchased under the agreement and accounts receivable arising from the sale thereof. Payments on the facility are guaranteed by Presidio LLC and subsidiaries. As of September 30, 2019 and June 30, 2019, the aggregate availability for purchases under the floor plan was the lesser of $325.0 million or the liquidation value of the pledged assets. The balances outstanding under the accounts payable - floor plan facility were $256.7 million and $212.7 million as of September 30, 2019 and June 30, 2019, respectively.

Note 7.         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions):

	September 30, 2019	June 30, 2019
Accrued compensation	$38.8	$59.1
Accrued equipment purchases/vendor expenses	133.4	117.9
Accrued income taxes	5.5	3.2
Accrued interest	9.0	10.0
Dividend payable	3.3	3.3
Operating lease liability	9.6	—
Stay, retention and earnout bonuses	2.4	19.5
Unearned revenue	73.8	70.5
Other accrued expenses and current liabilities	8.2	11.1
Total accrued expenses and other current liabilities	$284.0	$294.6

Note 8.     Long-Term Debt and Credit Agreements

Long-term debt consisted of the following (in millions):

	September 30, 2019	June 30, 2019
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	736.6	746.6
Total long-term debt	736.6	746.6
Unamortized debt issuance costs	(12.0)	(12.8)
Total long-term debt, net of debt issuance costs	$724.6	$733.8
Reported as:
Current	$—	$—
Long-term	724.6	733.8
Total long-term debt, net of debt issuance costs	$724.6	$733.8

Receivables Securitization Facility

As of September 30, 2019 and June 30, 2019, there were no outstanding borrowings under the receivables securitization facility. The Company had $250.0 million available under the receivables securitization facility based on the collateral available as of September 30, 2019.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Credit Agreement

As of September 30, 2019 and June 30, 2019, there were no borrowings outstanding under the Company's revolving credit facility and $1.4 million in letters of credit outstanding, in each case under the Company’s existing credit agreement (the “Credit Agreement”). As of September 30, 2019 and June 30, 2019, there was $736.6 million and $746.6 million, respectively, of Term Loans (as defined below) outstanding thereunder. As of September 30, 2019, the Company was in compliance with the covenants in its Credit Agreement and had $48.6 million available for revolver borrowings thereunder.

During the three months ended September 30, 2018, the Company made aggregate voluntary prepayments of $25.0 million on the term loan, resulting in a $0.5 million loss on extinguishment of debt in the Company’s consolidated statements of operations associated with the write-off of debt issuance costs.

During the three months ended September 30, 2019, the Company made aggregate voluntary prepayments of $10.0 million on the term loan, resulting in a $0.2 million loss on extinguishment of debt in the Company’s consolidated statements of operations associated with the write-off of debt issuance costs.

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

The fair value hierarchy for the Company’s financial assets and liabilities measured at fair value were as follows as of September 30, 2019 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$736.6	$—	$737.6	$—

The fair value hierarchy for the Company’s financial liabilities measured at fair value were as follows as of June 30, 2019 (in millions):

		Fair value measurement
	Carrying value	Level 1	Level 2	Level 3
Term loans	$746.6	$—	$742.9	$—

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

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

We may become subject to lawsuits arising out of or relating to the proposed Merger. One of the conditions to completion of the Merger is the absence of an order, injunction or law prohibiting the Merger. Accordingly, if a plaintiff were to be successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed. Refer to Note 1 for additional information regarding lawsuits filed related to the Merger.

Note 11.     Share-based Compensation

During the three months ended September 30, 2019, the Company did not grant any service-based non-qualified stock options. During the three months ended September 30, 2019, 75,000 service-based restricted stock units vested and there were no remaining service-based restricted stock units unvested and outstanding as of September 30, 2019.

During the three months ended September 30, 2019, there were 376,144 service-based and rolled options exercised and 183,419 service-based and rolled options expired or forfeited. As of September 30, 2019, 6,327,730 service-based and rolled options were outstanding, of which 3,212,753 were vested.

During the three months ended September 30, 2019, there were 97,500 performance-based and market-based options forfeited. As of September 30, 2019, the performance condition for these options was deemed met; however, as the market condition for vesting had not yet been realized, the total balance of 2,564,972 options outstanding were unvested.

As of September 30, 2019, there were 993,743 remaining shares available for issuance under the Presidio, Inc. Employee Stock Purchase Plan (the "ESPP"). On September 30, 2019, the Company held $0.8 million of contributions made by employees that were used to purchase 53,032 shares under the ESPP on October 2, 2019.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recorded in our operating expenses, as follows (in millions):

	Three months ended September 30,
	2019	2018
Selling expenses	$0.3	$0.5
General and administrative expenses	1.3	1.6
Total	$1.6	$2.1

As of September 30, 2019, there was $7.1 million of unrecognized share-based compensation expense, which relates to service-based awards from the 2015 LTIP and 2017 LTIP grants.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 12.     Earnings Per Share

The following is a reconciliation of the weighted-average number of shares used to compute basic and diluted earnings per share (in millions, except share and per-share data):

	Three months ended September 30,
	2019	2018
Numerator:
Earnings	$24.0	$14.7
Denominator:
Weighted-average shares – basic	83,139,912	90,846,817
Effect of dilutive securities:
Share-based awards	3,513,180	4,187,434
Weighted-average shares – diluted	86,653,092	95,034,251
Earnings per share:
Basic	$0.29	$0.16
Diluted	$0.28	$0.15

Potentially dilutive securities that have been excluded from the computation of diluted weighted-average common shares outstanding because their inclusion would have been anti-dilutive consisted of the following:

	Three months ended September 30,
	2019	2018
Share-based awards excluded from EPS because of anti-dilution	2,493,091	4,379,799
Share-based awards excluded from EPS because performance or market condition had not been met(1)	—	—
Total share-based awards excluded from EPS	2,493,091	4,379,799

___________________________________

(1) For the three months ended September 30, 2019 and 2018, the performance and market stock options are included in the Company's EPS calculation to the extent the market condition was deemed to have been met as if it was the end of the contingency period.

Note 13.     Revenue Recognition
Contract Assets and Liabilities

Contract assets consist of revenue being recognized in excess of the amount the Company has the right to invoice a customer. Contract assets primarily relate to the Company's current and long-term unbilled receivables. As of September 30, 2019 and June 30, 2019, the current unbilled receivables balance was $226.8 million and $205.3 million, respectively. As of September 30, 2019 and June 30, 2019, the long-term unbilled receivables balance was $93.4 million and $77.2 million, respectively.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Contract liabilities primarily relate to the Company's current and long-term unearned revenue. As of September 30, 2019 and June 30, 2019, the current unearned revenue balance was $73.8 million and $70.5 million, respectively. As of September 30, 2019 and June 30, 2019, the long-term unearned revenue balance was $16.5 million and $13.5 million, respectively. During the three months ended September 30, 2019, the Company recognized $16.7 million of revenue related to its contract liabilities.

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Unsatisfied Performance Obligations

For contracts greater than one year, the table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 and when the Company expects to recognize this revenue, by fiscal year. These performance obligations primarily relate to managed service and public cloud contracts.

(in millions)	Years ending June 30,
2020 (remaining nine months)	$120.0
2021	122.5
2022	58.4
2023	12.4
2024	3.1
2025 and thereafter	0.3
Total	$316.7

Disaggregation of Revenue

Refer to Note 14 for additional information detailing disaggregation of revenue for the three months ended September 30, 2019 and 2018.

Note 14.     Segment and Disaggregation of Revenue Information

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

Disaggregation of Revenue

We disaggregate our revenue in a number of different ways. The following table presents total revenue disaggregated into recurring and all other revenue (in millions):

	Three months ended September 30,
	2019	2018
Recurring revenue	$69.2	$42.7
All other revenue	702.8	707.2
Total revenue	$772.0	$749.9

The following table presents revenue recognized at a point-in-time and revenue recognized over a period of time (in millions):

	Three months ended September 30,
	2019	2018
Revenue recognized at a point-in-time	$611.9	$611.5
Revenue recognized over a period of time	160.1	138.4
Total revenue	$772.0	$749.9

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The following table presents total revenue by solution area (in millions):

	Three months ended September 30,
	2019	2018
Cloud	$111.3	$110.5
Security	91.8	94.6
Digital Infrastructure	568.9	544.8
Total revenue	$772.0	$749.9

The type of solution sold by the Company to its customers is based upon internal classifications.

The following table presents total revenue by customer horizontal (in millions):

	Three months ended September 30,
	2019	2018
Government	$147.0	$127.6
Large	119.0	126.2
Mid-market	506.0	496.1
Total revenue	$772.0	$749.9

Note 15.     Lease Accounting

The Company enters into operating lease contracts primarily for real estate. The lease terms generally range from 1 to 10 years, with a weighted-average remaining lease term of 2.8 years and a weighted-average discount rate of 3.9% as of September 30, 2019.

The following table summarizes the consolidated balance sheet information related to the Company's operating leases (in millions):

	Balance Sheet Presentation	September 30, 2019
Right-of-use assets	Other assets	$35.9

Short-term operating lease liabilities	Accrued expenses and other current liabilities	$9.6
Long-term operating lease liabilities	Other liabilities	34.0
Total operating lease liabilities		$43.6

The following table summarizes the Company's operating lease expense, which is presented within general and administrative expense on the Company's consolidated statement of operations (in millions):

Three months ended September 30, 2019
Operating lease cost	2.6
Variable lease cost	0.2
Total lease cost	$2.8

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

The following table summarizes the Company's future minimum operating lease payments (in millions):

Years ending June 30,
2020 (remaining nine months)	$8.1
2021	10.1
2022	8.2
2023	6.6
2024	5.0
2025 and thereafter	10.8
Total	$48.8
Less: Interest	(5.2)
Present value of future lease payments	$43.6

Note 16.     Income Taxes

The Company recorded income tax expense of $8.9 million for the three months ended September 30, 2019, compared to income tax expense of $5.2 million for the three months ended September 30, 2018. The Company's effective tax rates for the three months ended September 30, 2019 and 2018 were 27.1% and 26.1%, respectively. The Company’s effective tax rates for both periods differed from the U.S. federal statutory tax rate primarily due to the impact of state taxes and permanent differences, as well as the impact of favorable excess tax benefit deduction related to share-based compensation.

Note 17.     Related Party Transactions

Apollo Global Management, LLC (together with its subsidiaries, “Apollo”) is a leading global alternative investment management firm which owns and operates businesses across a variety of industries. The Company recorded revenue sold to parties affiliated with Apollo or our directors of $2.0 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively. The outstanding receivables associated with parties affiliated with Apollo or our directors were $1.9 million and $2.8 million at September 30, 2019 and June 30, 2019, respectively.

The Company leases an office that is owned by members of the Company’s management. The office location was carried over from a prior acquisition and the Company has continued to renew the lease. Rent expense for the office was $0.1 million for both the three months ended September 30, 2019 and 2018, respectively.

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

The following condensed consolidating financing information was prepared on the same basis as the consolidated financial statements (in millions):

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2019
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.5	$27.5	$—	$28.0
Accounts receivable, net	—	681.0	—	681.0
Unbilled accounts receivable, net	—	226.8	—	226.8
Financing receivables, current portion	—	103.2	—	103.2
Inventory	—	26.2	—	26.2
Prepaid expenses and other current assets	10.3	129.2	(4.6)	134.9
Total current assets	10.8	1,193.9	(4.6)	1,200.1
Property and equipment, net	—	34.9	—	34.9
Deferred tax asset	0.5	—	(0.5)	—
Financing receivables, less current portion	—	137.7	—	137.7
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	606.3	—	606.3
Other assets	657.6	170.3	(657.6)	170.3
Total assets	$668.9	$2,946.8	$(662.7)	$2,953.0
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$485.9	$—	$485.9
Accounts payable – floor plan	—	256.7	—	256.7
Accrued expenses and other current liabilities	4.1	284.5	(4.6)	284.0
Discounted financing receivables, current portion	—	99.9	—	99.9
Total current liabilities	4.1	1,127.0	(4.6)	1,126.5
Long-term debt, net of debt issuance costs and current maturities	—	724.6	—	724.6
Discounted financing receivables, less current portion	—	127.0	—	127.0
Deferred income tax liabilities	—	178.7	(0.5)	178.2
Other liabilities	—	131.9	—	131.9
Total liabilities	4.1	2,289.2	(5.1)	2,288.2
Total stockholders’ equity	664.8	657.6	(657.6)	664.8
Total liabilities and stockholders’ equity	$668.9	$2,946.8	$(662.7)	$2,953.0

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2019
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.1	$30.6	$—	$30.7
Accounts receivable, net	—	674.6	—	674.6
Unbilled accounts receivable, net	—	205.3	—	205.3
Financing receivables, current portion	—	96.4	—	96.4
Inventory	—	25.2	—	25.2
Prepaid expenses and other current assets	8.7	119.2	(4.8)	123.1
Total current assets	8.8	1,151.3	(4.8)	1,155.3
Property and equipment, net	—	36.4	—	36.4
Deferred tax asset	0.3	—	(0.3)	—
Financing receivables, less current portion	—	140.3	—	140.3
Goodwill	—	803.7	—	803.7
Identifiable intangible assets, net	—	625.1	—	625.1
Other assets	632.7	110.1	(632.7)	110.1
Total assets	$641.8	$2,866.9	$(637.8)	$2,870.9
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$—	$497.7	$—	$497.7
Accounts payable – floor plan	—	212.7	—	212.7
Accrued expenses and other current liabilities	3.4	296.0	(4.8)	294.6
Discounted financing receivables, current portion	—	93.9	—	93.9
Total current liabilities	3.4	1,100.3	(4.8)	1,098.9
Long-term debt, net of debt issuance costs and current maturities	—	733.8	—	733.8
Discounted financing receivables, less current portion	—	131.2	—	131.2
Deferred income tax liabilities	—	180.9	(0.3)	180.6
Other liabilities	—	88.0	—	88.0
Total liabilities	3.4	2,234.2	(5.1)	2,232.5
Total stockholders’ equity	638.4	632.7	(632.7)	638.4
Total liabilities and stockholders’ equity	$641.8	$2,866.9	$(637.8)	$2,870.9

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2019
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$772.0	$—	$772.0
Total cost of revenue	—	596.7	—	596.7
Gross margin	—	175.3	—	175.3
Operating expenses
Selling, general and administrative, and transaction costs	3.6	105.4	—	109.0
Depreciation and amortization	—	21.8	—	21.8
Total operating expenses	3.6	127.2	—	130.8
Operating income (loss)	(3.6)	48.1	—	44.5
Interest and other (income) expense
Interest expense	—	11.6	—	11.6
Loss on extinguishment of debt	—	0.2	—	0.2
Other (income) expense, net	(26.7)	(0.2)	26.7	(0.2)
Total interest and other (income) expense	(26.7)	11.6	26.7	11.6
Income before income taxes	23.1	36.5	(26.7)	32.9
Income tax expense (benefit)	(0.9)	9.8	—	8.9
Net income	$24.0	$26.7	$(26.7)	$24.0

Condensed Consolidating Statement of Operations
Three months ended September 30, 2018
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Total revenue	$—	$749.9	$—	$749.9
Total cost of revenue	—	590.9	—	590.9
Gross margin	—	159.0	—	159.0
Operating expenses
Selling, general and administrative, and transaction costs	1.2	104.8	—	106.0
Depreciation and amortization	—	21.5	—	21.5
Total operating expenses	1.2	126.3	—	127.5
Operating income (loss)	(1.2)	32.7	—	31.5
Interest and other (income) expense
Interest expense	—	11.2	—	11.2
Loss on extinguishment of debt	—	0.5	—	0.5
Other (income) expense, net	(15.6)	(0.1)	15.6	(0.1)
Total interest and other (income) expense	(15.6)	11.6	15.6	11.6
Income before income taxes	14.4	21.1	(15.6)	19.9
Income tax expense (benefit)	(0.3)	5.5	—	5.2
Net income	$14.7	$15.6	$(15.6)	$14.7

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended September 30, 2019
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3.7)	$(28.6)	$—	$(32.3)
Cash flows from investing activities:
Dividends received	3.3	—	(3.3)	—
Additions of equipment under sales-type and direct financing leases	—	(32.9)	—	(32.9)
Proceeds from collection of financing receivables	—	0.9	—	0.9
Additions to equipment under operating leases	—	(0.2)	—	(0.2)
Proceeds from disposition of equipment under operating leases	—	0.4	—	0.4
Purchases of property and equipment	—	(2.2)	—	(2.2)
Net cash provided by (used in) investing activities	3.3	(34.0)	(3.3)	(34.0)
Cash flows from financing activities:
Proceeds from issuance of common stock under share-based compensation plans	4.1	—	—	4.1
Dividends paid	(3.3)	(3.3)	3.3	(3.3)
Proceeds from the discounting of financing receivables	—	29.2	—	29.2
Retirements of discounted financing receivables	—	(0.4)	—	(0.4)
Repayments of term loans	—	(10.0)	—	(10.0)
Net change in accounts payable — floor plan	—	44.0	—	44.0
Net cash provided by (used in) financing activities	0.8	59.5	3.3	63.6
Net increase (decrease) in cash and cash equivalents	0.4	(3.1)	—	(2.7)
Cash and cash equivalents:
Beginning of the period	0.1	30.6	—	30.7
End of the period	$0.5	$27.5	$—	$28.0

PRESIDIO, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended September 30, 2018
	Presidio, Inc.	Presidio Holdings Inc. & Subsidiaries	Intercompany Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(0.9)	$3.6	$—	$2.7
Cash flows from investing activities:
Return of capital from subsidiary	158.6	—	(158.6)	—
Additions of equipment under sales-type and direct financing leases	—	(33.3)	—	(33.3)
Proceeds from collection of financing receivables	—	1.2	—	1.2
Purchases of property and equipment	—	(3.8)	—	(3.8)
Net cash used in investing activities	158.6	(35.9)	(158.6)	(35.9)
Cash flows from financing activities:
Proceeds from issuance of common stock under share- based compensation plans	1.0	—	—	1.0
Common stock repurchased	(158.6)	—	—	(158.6)
Return of capital to parent	—	(158.6)	158.6	—
Proceeds from the discounting of financing receivables	—	41.1	—	41.1
Retirements of discounted financing receivables	—	(4.9)	—	(4.9)
Deferred financing costs	—	(0.3)	—	(0.3)
Borrowings on term loans, net of original issue discount	—	158.1	—	158.1
Repayments of term loans	—	(25.0)	—	(25.0)
Net change in accounts payable — floor plan	—	15.0	—	15.0
Net cash provided by (used in) financing activities	(157.6)	25.4	158.6	26.4
Net increase (decrease) in cash and cash equivalents	0.1	(6.9)	—	(6.8)
Cash and cash equivalents:
Beginning of the period	0.1	36.9	—	37.0
End of the period	$0.2	$30.0	$—	$30.2

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “the Company,” “our,” “Presidio,” and similar terms refer to Presidio, Inc. and its subsidiaries. You should read the following discussion in conjunction with the historical consolidated financial statements of Presidio, Inc. and its subsidiaries and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our actual results may differ materially from those contained in any forward-looking statements.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and elsewhere in this quarterly report. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and, from time to time, in our other reports filed with the SEC.

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
Overview
Presidio, Inc. is a leading provider of information technology solutions in North America. We deliver this technology expertise through a full life-cycle model of professional, managed, and support services including strategy, consulting, implementation and design. By taking the time to deeply understand how our clients define success, we help them harness technology advances, simplify IT complexity and optimize their environments today while enabling future applications, user experiences, and revenue models.

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

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. In addition to financial information presented in accordance with GAAP, our management uses Adjusted EBITDA and Adjusted Net Income (each of which are non-GAAP measures defined below) in its evaluation of past performance and prospects for the future. Our non-GAAP measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or revenue, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our operating results as reported under GAAP and they include adjustments for items that may occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time.

We believe that the most important GAAP and non-GAAP measures include (in millions, except percentages):

	Three months ended September 30,
	2019	2018
Total revenue	$772.0	$749.9
Gross margin	175.3	159.0
Net income	24.0	14.7
Adjusted EBITDA	74.9	62.6
Adjusted EBITDA margin	9.7%	8.3%
Adjusted Net Income	$46.1	$37.9
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

The reconciliation of Adjusted EBITDA from Net income for each of the periods presented is as follows (in millions):

	Three months ended September 30,
	2019	2018
Adjusted EBITDA reconciliation:
Net income	$24.0	$14.7
Total depreciation and amortization(1)	22.8	22.7
Interest and other (income) expense	11.6	11.6
Income tax expense	8.9	5.2
EBITDA	67.3	54.2
Adjustments:
Share-based compensation expense	1.6	2.1
Purchase accounting adjustments(2)	0.2	0.1
Transaction costs(3)	3.5	5.5
Other costs(4)	2.3	0.7
Total adjustments	7.6	8.4
Adjusted EBITDA	$74.9	$62.6

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

(3)
“Transaction costs” (i) of $3.5 million for the three months ended September 30, 2019 includes merger-related costs of $3.4 million and acquisition-related expenses of $0.1 million related to stay, retention and earnout bonuses; and (ii) of $5.5 million for the three months ended September 30, 2018 includes acquisition-related expenses of $4.3 million related to stay and retention bonuses and $1.2 million related to transaction-related legal, accounting and tax fees.

(4)
“Other costs” (i) of $2.3 million for the three months ended September 30, 2019 related to non-recurring consulting and business optimization expenses; and (ii) $0.7 million for the three months ended September 30, 2018 related to one-time cost optimization expenses.

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
The reconciliation of Adjusted Net Income from Net Income for each of the periods presented is as follows (in millions):

	Three months ended September 30,
	2019	2018
Adjusted Net Income reconciliation:
Net income	$24.0	$14.7
Adjustments:
Amortization of intangible assets	18.8	18.9
Amortization of debt issuance costs	0.8	0.9
Loss on extinguishment of debt	0.2	0.5
Share-based compensation expense	1.6	2.1
Purchase accounting adjustments	0.2	0.1
Transaction costs	3.5	5.5
Other costs	2.3	0.7
Income tax impact of adjustments(1)	(5.3)	(5.5)
Total adjustments	22.1	23.2
Adjusted Net Income	$46.1	$37.9

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

Results of Operations - Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Revenue
Product	$642.5	$619.6	$22.9	3.7%
Service	129.5	130.3	(0.8)	(0.6)%
Total revenue	772.0	749.9	22.1	2.9%
Cost of revenue
Product	496.2	485.7	10.5	2.2%
Service	100.5	105.2	(4.7)	(4.5)%
Total cost of revenue	596.7	590.9	5.8	1.0%
Gross margin	175.3	159.0	16.3	10.3%
Product gross margin	146.3	133.9	12.4	9.3%
Service gross margin	29.0	25.1	3.9	15.5%
Product gross margin %	22.8%	21.6%		1.2%
Service gross margin %	22.4%	19.3%		3.1%
Total gross margin %	22.7%	21.2%		1.5%
Operating expenses
Selling expenses	74.8	70.8	4.0	5.6%
General and administrative expenses	30.7	29.7	1.0	3.4%
Transaction costs	3.5	5.5	(2.0)	(36.4)%
Depreciation and amortization	21.8	21.5	0.3	1.4%
Total operating expenses	130.8	127.5	3.3	2.6%
Selling, general and administrative expenses % of total revenue	13.7%	13.4%		0.3%
Operating income	44.5	31.5	13.0	41.3%
Interest and other (income) expense
Interest expense	11.6	11.2	0.4	3.6%
Loss on extinguishment of debt	0.2	0.5	(0.3)	(60.0)%
Other (income) expense, net	(0.2)	(0.1)	(0.1)	100.0%
Total interest and other (income) expense	11.6	11.6	—	—%
Income before income taxes	32.9	19.9	13.0	65.3%
Income tax expense	8.9	5.2	3.7	71.2%
Net income	$24.0	$14.7	$9.3	63.3%
Adjusted EBITDA	$74.9	$62.6	$12.3	19.6%
Adjusted Net Income	$46.1	$37.9	$8.2	21.6%

Revenue

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Revenue
Product	$642.5	$619.6	$22.9	3.7%
Service	129.5	130.3	(0.8)	(0.6)%
Total revenue	$772.0	$749.9	$22.1	2.9%
Total revenue increased $22.1 million, or 2.9%, to $772.0 million for the three months ended September 30, 2019, compared to total revenue of $749.9 million for the three months ended September 30, 2018. Revenue growth was driven by growth in Digital Infrastructure solutions, offset by a mix shift towards software sales recognized on a net basis which impacted both Security and Cloud revenue growth. Revenue growth was negatively impacted by the accelerating growth in our backlog orders believed to be firm which totaled $762 million as of September 30, 2019, an increase of 19% compared to the prior year period. Included in the overall growth in backlog, we noted increasing demand for our public cloud solutions, managed services offerings and other recurring revenue projects. We saw our backlog of contracted recurring revenue grow 52% over the prior year period, highlighting the transition of a growing component of our revenue that will be recognized over time.
Revenue from sales of product increased $22.9 million, or 3.7%, to $642.5 million for the three months ended September 30, 2019, compared to product revenue of $619.6 million for the three months ended September 30, 2018. The increase in product revenue was driven by growth in public cloud offerings, data center and security technologies, and software recognized on a net basis.
Revenue from sales of services decreased $0.8 million, or 0.6%, to $129.5 million for the three months ended September 30, 2019, compared to service revenue of $130.3 million for the three months ended September 30, 2018. The decrease in service revenue was driven by a decline in OEM delivered services; however, we did see strong activity with clients as services revenue backlog grew 20% compared to the prior year.

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Revenue by solution area
Cloud	$111.3	$110.5	$0.8	0.7%
Security	91.8	94.6	(2.8)	(3.0)%
Digital Infrastructure	568.9	544.8	24.1	4.4%
Total revenue	$772.0	$749.9	$22.1	2.9%

Cloud revenue increased $0.8 million, or 0.7%, to $111.3 million in the three months ended September 30, 2019, compared to $110.5 million for the three months ended September 30, 2018, impacted by shifting of revenue recognition from a point in time to a period over the life of the contract with the customer as our revenue base continues to migrate to multi-year, recurring revenue contracts vs. point in time sales. Growth with government clients in the federal sector were offset by declines in large customers in the financial services market.
Security revenue decreased $2.8 million, or 3.0%, to $91.8 million in the three months ended September 30, 2019, compared to $94.6 million in the three months ended September 30, 2018. Security solution decline was driven by the conversion of traditional product sales to software sold on a net basis. The increase in software security and ELAs recognized on a net basis drove top-line declines in the middle-market, somewhat offset by increasing government demand at the state and local level.

Digital Infrastructure revenue increased $24.1 million, or 4.4%, to $568.9 million in the three months ended September 30, 2019 compared to $544.8 million in the three months ended September 30, 2018. Software defined infrastructure solutions led the growth in this sector as customers look to upgrade their network with SDN and SDWAN Solutions. We also saw increasing demand from customers looking to upgrade their mobility platforms to next generation Wifi6 solutions. Middle-market clients led the demand for software-defined infrastructure solutions, particularly in manufacturing and transportation, and financial services markets. In the government sector, non-profits and federal customers drove the demand.

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Recurring revenue	$69.2	$42.7	$26.5	62.1%
All other revenue	702.8	707.2	(4.4)	(0.6)%
Total revenue	$772.0	$749.9	$22.1	2.9%

Recurring revenue increased $26.5 million, or 62.1%, to $69.2 million in the three months ended September 30, 2019, compared to $42.7 million in the three months ended September 30, 2018. Recurring revenue comprised 9.0% of our total revenue in the three months ended September 30, 2019, up from 5.7% in the three months ended September 30, 2018, as we continue to see strong client demand for our public cloud and managed services offerings. The backlog from our recurring revenue solutions now comprises 43% of our total revenue backlog.

Gross Margin

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Gross margin
Product gross margin	$146.3	$133.9	$12.4	9.3%
Service gross margin	29.0	25.1	3.9	15.5%
Gross margin	$175.3	$159.0	$16.3	10.3%
Product gross margin %	22.8%	21.6%		1.2%
Service gross margin %	22.4%	19.3%		3.1%
Total gross margin %	22.7%	21.2%		1.5%
Total gross margin increased $16.3 million, or 10.3%, to $175.3 million for the three months ended September 30, 2019, as compared to $159.0 million for the three months ended September 30, 2018, due to the 2.9% increase in total revenue, and strong increases in both product and service margins. As a percentage of total revenue, total gross margin increased 150 basis points to 22.7% for the three months ended September 30, 2019, up from 21.2% of revenue for the three months ended September 30, 2018.
Product gross margin increased $12.4 million, or 9.3%, to $146.3 million for the three months ended September 30, 2019, as compared to $133.9 million for the three months ended September 30, 2018. Product gross margin as a percentage of product revenue was 22.8% for the three months ended September 30, 2019, an increase of 120 basis points compared to the prior year period. Gross margin percent expansion was driven by software recognized on a net basis and increasing margin profiles of our public cloud sales as that business scales.
Service gross margin increased $3.9 million, or 15.5%, to $29.0 million for the three months ended September 30, 2019, as compared to $25.1 million for the three months ended September 30, 2018. Services gross margin as a percentage of revenue was 22.4% for the three months ended September 30, 2019, an increase of 310 basis points from 19.3% for the three months ended September 30, 2018. Presidio led services drove the increase in total service margin expansion.
Operating Expenses

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Operating expenses
Selling expenses	$74.8	$70.8	$4.0	5.6%
General and administrative expenses	30.7	29.7	1.0	3.4%
Selling, general and administrative expenses	105.5	100.5	5.0	5.0%
Transaction costs	3.5	5.5	(2.0)	(36.4)%
Depreciation and amortization	21.8	21.5	0.3	1.4%
Total operating expenses	$130.8	$127.5	$3.3	2.6%
Selling, general and administrative expenses % of total revenue	13.7%	13.4%		0.3%

We define selling, general and administrative expenses (“SG&A”) as the sum of selling expenses and general and administrative expenses. SG&A increased $5.0 million, or 5.0%, to $105.5 million during the three months ended September 30, 2019, as compared to $100.5 million for the three months ended September 30, 2018. The overall increase in SG&A was primarily related to an investment in sales resources focused on high growth areas of the business and $2.3 million of non-recurring sales and business optimization expenses. Due to the impact of these items and the growth in net software sales, SG&A as a percentage of revenue increased 30 basis points from 13.4% of revenue for the three months ended September 30, 2018 to 13.7% for three months ended September 30, 2019.

Transaction costs decreased $2.0 million to $3.5 million in the three months ended September 30, 2019 due to lower expenses related to certain stay, retention and earnout bonuses associated with our acquisitions completed during the fiscal year ended June 30, 2018, and lower transaction-related advisory and diligence fees when compared to the three months ended September 30, 2018.
Interest and Other (Income) Expense

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Interest and other (income) expense
Interest expense	$11.6	$11.2	$0.4	3.6%
Loss on extinguishment of debt	0.2	0.5	(0.3)	(60.0)%
Other (income) expense, net	(0.2)	(0.1)	(0.1)	100.0%
Total interest and other (income) expense	$11.6	$11.6	$—	—%
Interest and other (income) expense was flat year over year. The $0.4 million increase in interest expense for the three months ended September 30, 2019 primarily resulted from higher outstanding balances of term debt associated with additional borrowings of $160 million in September 2018 used to repurchase 10,750,000 of shares outstanding.
Income Tax Expense

	Three months ended September 30,		Change
(in millions)	2019	2018	$	%
Income before income taxes	$32.9	$19.9	$13.0	65.3%
Income tax expense	8.9	5.2	3.7	71.2%
Net income	$24.0	$14.7	$9.3	63.3%
The income tax expense was $8.9 million in the three months ended September 30, 2019, compared to $5.2 million in the three months ended September 30, 2018. The effective tax rate was 27.1% in the three months ended September 30, 2019, compared to 26.1% in the three months ended September 30, 2018.
Adjusted EBITDA
Adjusted EBITDA increased $12.3 million, or 19.6%, to $74.9 million for the three months ended September 30, 2019, from $62.6 million for the three months ended September 30, 2018, driven primarily by 10.3% growth in gross margin and efficiencies realized in SG&A expense on an adjusted basis. Adjusted EBITDA margin was 9.7% for the three months ended September 30, 2019 compared to 8.3% for the three months ended September 30, 2018.
Adjusted Net Income
Adjusted Net Income increased $8.2 million, or 21.6%, to $46.1 million for the three months ended September 30, 2019, from $37.9 million in the three months ended September 30, 2018. The results were favorably impacted by flat total interest and other expense in the three months ended September 30, 2019 compared to the prior year.

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
Historical Sources and Uses of Cash
The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Three months ended September 30,
	2019	2018
Net cash provided by (used in)
Operating activities	$(32.3)	$2.7
Investing activities	(34.0)	(35.9)
Net change in accounts payable — floor plan	44.0	15.0
Other financing activities	19.6	11.4
Financing activities	63.6	26.4
Net decrease in cash and cash equivalents	$(2.7)	$(6.8)
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
Three months ended September 30, 2019: Net cash used in operating activities for the three months ended September 30, 2019 was $32.3 million. This was primarily attributable to a $77.9 million increase in our working capital components, partially offset by net income of $24.0 million, $18.8 million of intangible amortization expense, $4.0 million of total property and equipment depreciation expense, $1.6 million of share-based compensation expense, $0.8 million of amortization of debt issuance costs and $0.2 million of losses on extinguishment of debt. The net increase in our working capital components was primarily driven by an increase in cash disbursements for accounts payable — trade, public cloud resale and managed services investments, and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.
Three months ended September 30, 2018: Net cash provided by operating activities for the three months ended September 30, 2018 was $2.7 million. This was primarily attributable to net income of $14.7 million adjusted for: $18.9 million of intangible amortization expense, $3.8 million of total property and equipment depreciation expense, $2.1 million of share-based compensation expense, $0.9 million of amortization of debt issuance costs and $0.5 million of losses on extinguishment of debt, mostly offset by a $33.1 million increase in our working capital components. The net increase in our working capital components was primarily driven by an increase in cash disbursements for accounts payable — trade, public cloud resale and managed services investments, and an increase in a partner incentive program receivable that is paid to us on a semi-annual basis in our second and fourth fiscal quarters.

Our net cash provided by operating activities for our historical periods includes the impact of tax-deductible goodwill and intangible assets resulting from certain historical acquisitions. The reductions in current tax expense associated with the tax-deductible goodwill and intangible assets were (in millions):

	Three months ended September 30,
	2019	2018
Impact of tax deductible goodwill and intangible assets	$2.2	$2.2
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
Three months ended September 30, 2019: Net cash used in investing activities for the three months ended September 30, 2019 was $34.0 million, primarily related to investments in equipment under sales-type leases with customers of $32.9 million, and the purchase of property and equipment of $2.2 million.
Three months ended September 30, 2018: Net cash used in investing activities for the three months ended September 30, 2018 was $35.9 million. primarily related to investments in equipment under sales-type leases with customers of $33.3 million, and the purchase of property and equipment of $3.8 million.
Financing Activities
Net cash flows from financing activities is primarily associated with cash activity associated with our capitalization, including debt and equity activity, cash flow associated with discounting client leases and activity on our accounts payable floor plan facility.
Three months ended September 30, 2019: Net cash provided by financing activities for the three months ended September 30, 2019 was $63.6 million, comprised of the $44.0 million increase in accounts payable — floor plan and $19.6 million of other financing activities. The $19.6 million of cash inflows in other financing activities was primarily the result of $29.2 million in proceeds from discounting financing receivables and $4.1 million of proceeds from issuance of common stock under share-based compensation plans, partially offset by $10.0 million in repayments on term loans and $3.3 million of dividends paid.
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

(in millions, except ratio data)	September 30, 2019		June 30, 2019
Net debt	$708.6		$715.9
Net working capital ratio (as adjusted)	1.04	x	1.02	x
Available liquidity	$326.6		$321.9

	Three months ended September 30,
(in millions)	2019	2018
Free cash flow	$23.6	$18.0
Net debt – We have a substantial amount of indebtedness, largely related to the capitalization of the Company in connection with our acquisition by funds associated with Apollo in February 2015. We believe net debt provides information about the utilization of our cash flows to de-lever our company. We define net debt as the total principal of debt outstanding, excluding discounts and issuance costs less cash and cash equivalents. The following table presents our calculation of net debt as of September 30, 2019 and June 30, 2019 (in millions):

	September 30, 2019	June 30, 2019
Total long-term debt	$736.6	$746.6
Cash and cash equivalents	$(28.0)	$(30.7)
Net debt	$708.6	$715.9
Net working capital ratio – We experience periodic changes in our net working capital, defined as current assets from our consolidated balance sheet minus current liabilities from our consolidated balance sheet excluding cash and cash equivalents and current maturities of long-term debt. We define our net working capital ratio as our current assets excluding cash and cash equivalents divided by current liabilities excluding current maturities of long-term debt. Our net working capital ratio was 1.04x and 1.02x as of September 30, 2019 and June 30, 2019, respectively, and was consistent with our expectations.
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

The following table presents our calculation of available liquidity as of September 30, 2019 and June 30, 2019 (in millions):

	September 30, 2019	June 30, 2019
Cash and cash equivalents	$28.0	$30.7
Availability under the revolving credit facility	48.6	48.6
Availability under the receivables securitization facility	250.0	242.6
Available liquidity	$326.6	$321.9

Available liquidity increased from $321.9 million at June 30, 2019 to $326.6 million at September 30, 2019 primarily as a result of an increase in availability under the receivables securitization facility.

The following table presents amounts outstanding under our primary sources of liquidity as of September 30, 2019 and June 30, 2019 (in millions):

	September 30, 2019	June 30, 2019
Cash and cash equivalents	$28.0	$30.7
Accounts payable—floor plan facility	$256.7	$212.7
Long-term debt:
Revolving credit facility	$—	$—
Receivables securitization facility	—	—
Term loan facility, due February 2024	736.6	746.6
Total long-term debt	$736.6	$746.6

Free cash flow – We define free cash flow as our net cash provided by operating activities adjusted to: (i) include the net change in accounts payable - floor plan, (ii) include the aggregate net cash impact of our leasing business, (iii) include purchases of property and equipment, and (iv) exclude cash payments for acquisition-related earnout bonuses.

The following table presents the aggregate net cash impact of our leasing business for the three months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,
	2019	2018
Additions of equipment under sales-type and direct financing leases	$(32.9)	$(33.3)
Proceeds from collection of financing receivables	0.9	1.2
Additions to equipment under operating leases	(0.2)	—
Proceeds from disposition of equipment under operating leases	0.4	—
Proceeds from the discounting of financing receivables	29.2	41.1
Retirements of discounted financing receivables	(0.4)	(4.9)
Aggregate net cash impact of leasing business	$(3.0)	$4.1

The following table presents reconciliation of free cash flow from net cash provided by operating activities for the three months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$(32.3)	$2.7
Adjustments to reconcile to free cash flow:
Net change in accounts payable — floor plan	44.0	15.0
Aggregate net cash impact of leasing business	(3.0)	4.1
Purchases of property and equipment	(2.2)	(3.8)
Payment of acquisition-related earnout bonus	17.1	—
Total adjustments	55.9	15.3
Free cash flow	$23.6	$18.0
Commitments and Contingencies
See the information set forth in Note 10 (Commitments and Contingencies) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We had $1.4 million of outstanding letters of credit on our revolving credit facility as of both September 30, 2019 and June 30, 2019. We have no other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends

Beginning in September 2018, our Board of Directors has declared a quarterly dividend of $0.04 per share of common stock.

The following is a summary of the dividends declared by the Company to holders of common stock:

Declaration Date	Record Date	Payment Date	Amount Per Share
September 6, 2018	September 26, 2018	October 5, 2018	$0.04
November 7, 2018	December 26, 2018	January 7, 2019	$0.04
February 6, 2019	March 27, 2019	April 5, 2019	$0.04
May 8, 2019	June 26, 2019	July 5, 2019	$0.04
August 28, 2019	September 25, 2019	October 4, 2019	$0.04
November 6, 2019	December 26, 2019	January 6, 2020	$0.04

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
Critical Accounting Policies and Estimates
Except as described under Note 1 (Recent Accounting Pronouncements Adopted During the Fiscal Year) to the accompanying consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our accounting policies have not changed from those reported in our Management's Discussion and Analysis of Financial Condition and Results of Operations section of the June 30, 2019 Annual Report on Form 10-K.
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
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Presidio, Inc., BCEC - Port Holdings (Delaware), LP and Port Merger Sub, Inc., dated as of August 14, 2019.	8-K	2.1	8/14/2019
2.2	Amendment No. 1, dated as of September 25, 2019, to Agreement and and Plan of Merger among Presidio, Inc., BCEC - Port Holdings (Delaware), LP and Port Merger Sub, Inc.	8-K	2.1	9/26/2019
3.1	Amended and Restated Certificate of Incorporation of Presidio, Inc., effective March 10, 2017.	S-8	3.1	3/13/2017
3.2	Amended and Restated Bylaws of Presidio, Inc., effective March 10, 2017.	S-8	3.2	3/13/2017
10.1	Amendment to Employment Agreement by and between Presidio, Inc. and Robert Cagnazzi, dated August 26, 2019.	10-K	10.22a	8/29/2019
10.2	First Amendment to Employment Agreement by and between Presidio, Inc. and David Hart, dated August 26, 2019	10-K	10.23a	8/29/2019
10.3	First Amendment to Employment Agreement by and between Presidio, Inc. and Vinu Thomas, dated August 26, 2019	10-K	10.24a	8/29/2019
10.4	First Amendment to Employment Agreement by and between Presidio, Inc. and Elliot Brecher, dated August 26, 2019	10-K	10.25a	8/29/2019
10.5	First Amendment to Employment Agreement by and between Presidio, Inc. and Neil O. Johnston, dated August 26, 2019	10-K	10.32a	8/29/2019
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*     Filed herewith.
**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO, INC.

Dated: November 6, 2019	By:	/s/ NEIL O. JOHNSTON
Neil O. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)